Form 10-Q
period 1999-03-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 1999-05-14
CIK 1067077

                                    FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1999

                       FIRST NATIONAL BANCSHARES, INC.
             (exact name of registrant as specified in its charter)

           FLORIDA                                             06-1522028
(Jurisdiction of Organization)                              I.R.S. Employer
                                                            Identification No.

5817 MANATEE AVENUE WEST, BRADENTON, FLORIDA                    34209
         (Address of principal office)                        (Zip Code)

Registrant's telephone number, including area code: (813) 794-6969

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  X     No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share                                 1,502,956 shares
--------------------------------------                        --------------------------
         (class)                                              Outstanding as of May 10, 1999

                         FIRST NATIONAL BANK OF MANATEE
                               Index to Form 10-Q
                      For the quarter Ended March 31, 1998


                                                                                                 Page
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements


                  Condensed Consolidated Balance Sheets,
                  March 31, 1999 and December 31, 1998                                             1

                  Condensed Consolidated Statements
                  of Income for the three months ended
                  March 31, 1999 and 1998                                                          3

                  Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1999 and March 31, 1998                                   4

         Item 2.  Managements Discussion and Analysis of
                  Financial Condition and Results of Operations                                    6

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk                       10

PART II.  OTHER INFORMATION.

         Item 1.  Legal Proceedings                                                               12

         Item 2.  Changes in Securities and Use of Proceeds                                       12

         Item 3.  Defaults under Senior Securities                                                12

         Item 4.  Submission of Matters to a vote of Security Holders                             12

         Item 5.  Other Information.                                                              12

         Item 6.  Exhibits and Reports on Form 8-K
                                                                                                  12

SIGNATURES                                                                                        13

         Exhibit Index                                                                            14

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


                         FIRST NATIONAL BANK OF MANATEE
                                  Balance Sheet

                                 Assets (000's)

                                         March 31       December 31
                                           1999            1998
                                           ----            ----
                                        (Unaudited)         **
Cash and Due from Banks                    4,584           4,526
Interest Bearing Bank Balances             9,492           5,878
Federal Funds Sold                         1,400             950
Investment Securities,                    48,235          41,332
Unrecognized securities gains               (261)             65
Loans                                    102,125         100,360
 Less allowance for credit losses         (1,068)         (1,070)
Deferred Loan Fees (earned)                  (15)            (11)
Premises and Equip, Net                    4,600           4,697
Accrued Interest Rec                         826             871
Other Assets                                 579             425
Deferred Income Tax Charges                  318             195
Other R.E. and other assets owned              0               0
                                       ---------       ---------
Total Assets                           $ 170,815       $ 158,218
                                       ---------       ---------

** Condensed from audited financial statements and pooled accounting applied to reflect the merger effective January 1, 1999.

                      Liabilities and Stockholders' Equity

                                               March 31       December 31
                                                 1999            1998
                                                 ----            ----
Liabilities
  Deposits
         Demand, non-interest bearing            19,165          16,673
         Demand int. bearing                     17,925          17,518
         Time (CD's, MM's, &
                  Savings Accounts)             111,016         102,699
                                              ---------       ---------

                  TOTAL DEPOSITS                148,106         136,887
                                              ---------       ---------


Repurchase Agreements                             3,523           2,083
Capital Lease Obligation                            534             543
Accrued Interest Payable                            968           1,067
Accounts Payable and other Liabilities              559             628
Fed Funds Purchased and other
  Short Term Borrowings                           5,000           5,000
                                              ---------       ---------


         TOTAL LIABILITIES                      136,028         146,208
                                              ---------       ---------


Stockholders' Equity:
 Common stock, par value $5 per share;
   Authorized 750,000 shares;
   Issued and outstanding 607,607 shares            150           3,757
 Capital Surplus                                  8,429           4,910
 Unrecognized securities gains                     (162)             40
 Retained Earnings                                3,614           3,303
                                              ---------       ---------

         Net stockholder's equity                12,031          12,010
                                              ---------       ---------

Total Liab. & stkhldr's equity                $ 170,815       $ 158,208
                                              ---------       ---------

         FIRST NATIONAL BANK OF MANATEE

                               STATEMENT OF INCOME

                FOR THE PERIOD JANUARY 1 THROUGH MARCH 31 (000'S)

                                               1999        1998
                                              ------      ------
Interest Income:
 Loans (excluding fees)                        2,064       1,781
 Loan Fees                                        18          28
 Investment securities:
   Taxable                                       571         678
   Exempt from Federal Taxes                      55          23
 Interest Bearing Bank Balances                  121          56
 Federal funds sold                               12          30
                                              ------      ------
         Total Interest Income                 2,841       2,596

Interest expense                               1,440       1,413
                                              ------      ------
         NET INTEREST INCOME                   1,400       1,183

Provision for credit loss                         35          15
                                              ------      ------

Net Interest Income
  After Provision for Credit Losses            1,365       1,168

Other operating income:
  Service charges on deposit accounts             99          68
  Investment sec. gains                           34           0
  Trust Fees                                      97          70
  Other Income                                    84          65
                                              ------      ------
         Total Other Operating Income            314         203
Other operating expenses:
 Salaries and employee benefits                  612         528
 Occupancy expense of bank premises              127         111
 Equipment expense                                98          85
 Other expenses                                  374         358
                                              ------      ------

         Total Other operating expenses        1,211       1,082
                                              ------      ------

         Profit Before Tax                       468         290

Estimated State and Federal Income Taxes         157          95
                                              ------      ------

         PROFIT AFTER TAX                     $  311      $  195
                                              ------      ------

                            STATEMENTS OF CASH FLOWS
                                     (000'S)
                                    MARCH 31

                                                                       1999           1998
                                                                     --------       --------
OPERATING ACTIVITIES
Net Income                                                                311            195
 Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation & leasehold amortization                                    55             83
  Allowance for loan losses (net of charge offs)                           (3)            18
  Deferred income taxes                                                   (90)           (11)
  Decrease in accrued interest receivable                                  46            109
  Increase (decrease) in accrued interest payable                         (98)           (71)
  Increase (decrease) in accounts payable and other liabilities            84            (94)
  Decrease (increase) in other assets                                    (106)          (180)
                                                                     --------       --------
Net cash provided by operating activities                                 199             49

INVESTING ACTIVITIES
 Proceeds from sales and maturities of investment
   securities net of purchases                                         (6,904)        (2,286)
 Loans originated, net of principal collections                        (1,761)          (635)
 Capital expenditures                                                      25              0
 Proceeds from sale of other R. E. and assets owned                         0              6
 Increase (decrease) in federal funds purchased                             0              0
 Decrease (increase) in federal funds sold                             (4,064)        (3,325)
                                                                     --------       --------
 Net cash provided (used) by investing activities                     (12,599)        (6,240)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits                              2,900          2,486
Net increase (decrease) time deposits                                   8,319          3,889
Increase (decrease) in securities sold under
  agreements to repurchase                                              1,440              6
Dividends paid                                                              0              0
Proceeds from issuance of common stock                                      0              0
Retirement of common stock                                                  0              0
Principal payments under capital lease obligation                          (9)            (9)
Net cash (used) provided by financing activities                       12,650          6,372
                                                                     --------       --------
Net increase in cash and due from banks                                   140            181

Cash and due from banks at beginning of year                            4,355          5,952
                                                                     --------       --------
Cash and due from banks at end of quarter                            $  4,495       $  6,133
                                                                     --------       --------

SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Loans transferred to other real estate owned                         $      0       $      0
                                                                     --------       --------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL REPORTING

The accompanying unaudited condensed financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for fair presentation of such financial statements have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Bank's annual report on Form 10-K for the year ended December 31, 1998.

Results for the three month period ended March 31, 1999, may not necessarily be indicative of those to be expected for the entire year.

Certain amounts in the 1998 financial statements have been reclassified and pooled to conform to the 1999 statements and to reflect the merger that occurred on January 1, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview.

         The First National Bank of Manatee (the Bank) commenced operations on July 18, 1986. The Bank's activities since inception have consisted of accepting deposits, originating a variety of loans. The Bank's first branch was opened on Anna Maria Island (5 miles west of the main office) in October, 1994. The second branch was opened in May of 1996 on State Road 64 (5 miles east of the main office). In January of 1997 year, the bank opened its third branch on State Road 70 (8 miles southeast of the main office). In December of 1997, the bank acquired a site at University Blvd. and Lakewood Ranch Blvd. for a future branch. The bank also opened a Trust Department in March of 1995. The Bank, as a local independent bank, follows a philosophy of developing its equity and deposit base and focusing its lending activities within its community. The Bank's underlying lending policy has been and is anticipated to continue being directed toward better-than-normal credit risks.

         On January 1, 1999 the Bank was merged into First National Bancshares, Inc., a Florida corporation (the Holding Company). The Holding Company was formed specifically for the purpose of having the Bank merged into it. At the time of the merger, the Holding Company had assets of $128,000 and a net worth of ($55,000). The Holding Company is now a one bank holding company with no other subsidiaries than the Bank. Therefore, there are no significant adjustments from the financial information of the Bank to the consolidated financial information for the Holding Company. The Bank's December 31, 1998 financial information has been pooled with the Holding Company in this 10-Q as if the merger that took place on January 1, 1999 had already occurred.

         The following discussion and analysis is based on the Holding Company's financial condition and results of operations for the period from January 1, 1999 through March 31, 1999. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

         Earnings in the first quarter of 1999 were up $116,000 or 159% compared to earnings in the same period last year as direct result of net interest income increasing by $217,000. This increased revenue largely through to the bottom line (net of taxes) due to only modest increases in overhead which were offset by other operating revenues. The Bank's contribution of $35,000 to loan loss reserve was $20,000 lower than last year.

         The increase in operating expenses from last year was due mostly to increased salary expenses as a result of increased staffing to support growth and three new or expanded departments. In 1998, the Bank opened an investment services company for the marketing of annuities and mutual funds. In addition, it expanded staffing in the trust department and in the merchant credit card services area. All three of these initiatives were made in an effort to increase business and revenues in these areas.

Net Interest Income. The major component of the Bank's earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On March 31, 1999, the Bank's loan portfolio had a high ratio of repriceability within one year.

         The Bank had significant growth in its loan portfolio outstandings when compared to last year and this has significantly increased net interest income. Net interest income for three months in 1999 was $1,400,000 compared to $1,183,000 in 1998.

Interest Earning Assets. Real estate related loans at March 31, 1999, accounted for a majority of the bank's loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In 1998, rates were stabile allowing the portfolio to keep pace with market rates.

         The Bank's investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 28% of the Bank's investment portfolio re-prices in one year. The Bank's Available-for-Sale portfolio has a market value of about $261000 below book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 6.4% of total assets on March 31, 1999, and primarily consisted of cash and due from banks, capitalized lease, equipment and branches, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank's lending and investment activities is deposits. At March 31, 1999 the Bank's total deposits were $148.1 million plus $3.5 million in repurchase agreements. The Bank's deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank's market area. The Bank has 12% of its deposits in NOW Accounts and 75% of its deposits in Savings, MMA's and CD deposits. Despite the high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank's liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.

Non-interest Income. The Bank's non-interest income for the three month period ended March 31, 1999 and was $314,000 including $97,000 from its new Trust Department. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank had $34,000 in security gains in 1999. The other significant items of non-interest income represented service charges on deposit accounts and merchant credit card account income.

Non-interest Expense. The Bank's non-interest expense for the three month period ended March 31, 1999 was $1,211,000 including $612,000 of salaries and employee benefits. The Bank's occupancy and equipment expenses for the period ended March 31, 1999 were $225,000. Non-interest expense was up from $1,082,000 in 1998. The increase in expense is primarily due to the Bank's increased staff to support the bank's growth and the bank's expanded efforts in departments generating other operating income.

Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to expenses. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit based on evaluations of the collectability and prior loan loss experience of loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

         An allowance for loan loss expense of $35,000 was charged to operating expenses for the three month period ended March 31, 1999. The Bank had net charge offs during this period of $38,600. The Bank has a total of $1,070,000 reserved for future loan losses.

         Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had two non-accrual loans at March 31, 1999 totaling $178,000. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has set up a specific reserve of $27,100 to cover potential losses on these two loans.

         The bank also has no other real estate owned at March 31,1999.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank's stockholders' equity, subordinated debt, and the allowance for credit losses. At March 31, 1999, the Bank's primary capital ratio was approximately 7.8%. In 1991, the Comptroller began evaluating banks' capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a risk based capital ratio in excess of 13.1%, or more than double the required amount.

Liquidity. Management of the Bank continually evaluates its liquidity position. Management believes that the Bank's investment portfolio, when combined with interest bearing bank balances and Fed Funds sold, provides adequate liquidity to meet the Bank's needs. As noted in "Funding Sources" above, management believes that the high concentration of time deposits is primarily due to customer relationships and not to higher-than-market rates and, thus, do not present any unusual liquidity risk. In addition, the bank has established borrowing lines with correspondent banks, and with the Federal Home Loan Bank to cover liquidity needs.

Impact of Inflation and Changing Prices. Unlike most industrial companies, virtually all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than do the effects of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of a financial institution's assets and liabilities are also critical to the maintenance of acceptable performance levels.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Bank periodically performs asset/liability analysis to assess the Bank's sensitivity to changing market conditions. The following information is extracted from the Bank's 10-K which was filed with the Office of the Comptroller of the Currency (OCC) effective December 31, 1998.

        The primary functions of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

        Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $17,000,000 at December 31, 1998 representing 42% of the investment securities portfolio, an increase of about double the 1997 amount of $8,600,000. This is due to the fact that 1998 had an unusual number of expected maturities and calls move up as a result of declining rates.

        Federal funds and lines of credit with other banks also provide the bank with sources of funds for meeting its liquidity needs. At year-end, the bank had lines of credit established with other banking institutions totaling $19,000,000.

        Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

        Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at December 31, 1998, are summarized as follows:

                                                     Time Deposits
                                                 (thousands of dollars)
3 months or less                                       $ 6,713
Over 3 through 12 months                                14,855
Over 12 months                                           2,117
                                                       -------
Total                                                  $23,685

        Interest rate sensitivity varies with different types of interest earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to the prime rate differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and money market accounts are much more interest rate sensitive than passbook savings accounts. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-sensitive earning assets over interest-bearing liabilities.

        The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 1998. For the first 90 days, interest-sensitive assets exceed liabilities by $7,697,000. For the remainder of the first year liabilities reprice more rapidly than assets lowering the bank's asset sensitive position to an essentially balanced position for the year. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD's and NOW and MMA accounts that are regarded as much less rate sensitive.

                                                    As of December 31
                                                  (thousands of dollars)
                                      0-90         91-365           1-3          Over 3
                                      Days          Days           Years          Years
                                      ----          ----           -----          -----
Interest-sensitive assets           $ 50,647      $ 39,600       $ 29,547       $ 28,715
Interest-sensitive liabilities        42,950        41,011         41,635          2,244
                                    --------      --------       --------       --------
Interest sensitivity gap               7,697        (1,411)       (12,088)        26,471
Cumulative gap                      $  7,697      $  6,286       $( 5,802)        20,669

         The primary interest sensitive assets and liabilities in the one-year maturity range are loans and time deposits. Trying to minimize this gap while maintaining earnings is a continual challenge in a changing interest rate environment and one of the objectives of the Bank's asset/liability management strategy.

Part II. Other Information

Item 1:  Legal Proceedings Against the Bank - None.

Item 2:  Changes in Securities and Use of Proceeds

         In December of !999, the shareholders of First National Bank of Manatee voted to enter into a merger that would result in the Bank becoming a wholly owned subsidiary of First National Bancshares, Inc., a bank holding company. This merger took place on January 1, 1999 and the shareholders of the Bank received two shares of Holding Company stock for each share of Bank stock. As of May 10, 1999 there were 1,502,956 shares of Holding Company stock outstanding.

Items 3: Defaults under Senior Securities - None

Item 4: Submission of Matters to a vote of Security Holders - None.

Item 5:  Other Information - None

Item 6:  Exhibits and Reports on Form 8-K

         Exhibits

                  a) Plan of acquisition, reorganization, arrangement, liquidation, or succession.

                           None

                  b)       Articles of incorporation and by-laws.

                           1) A copy of the Amended and Restated Articles of Incorporation of the Registrant is included as Exhibit 3.A to the Registration Statement.

                           2) A copy of the Bylaws of the Registrant is included as Exhibit 3.B to this Registration Statement.

                  c) Instruments defining the rights of securities holders, including indentures.

                           None

                  d) Published report regarding matters submitted to vote of security holders.

                           None

                  e)       Exhibit 27 - Financial Data Schedule (for SEC use
                           only).

         Reports on Form 8-K

                  On January 14, 1999, the Holding Company made its initial 8-K filing with the S.E.C. following the merging of First National Bank of Manatee into the Company effective January 1, 1999.


                                             FIRST NATIONAL BANCSHARES, INC.

                                                      /s/ Glen W. Fausset
                                             -----------------------------------
                                                          Glen W. Fausset
                                                      President and Director