Form 10-Q
period 1999-06-30
FIRST NATIONAL BANCSHARES INC/ FL/
filed 1999-08-11
CIK 1067077

                                   FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -----------------------------------------

                    QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1999

                         1ST NATIONAL BANCSHARES, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

                FLORIDA                                         06-1522028
    ------------------------------                         ------------------
    (Jurisdiction of Organization)                          I.R.S. Employer
                                                           Identification No.

5817 MANATEE AVENUE WEST, BRADENTON, FLORIDA                      34209
--------------------------------------------                  -----------
        (Address of principal office)                         (Zip Code)

Registrant's telephone number, including area code: (941) 794-6969

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share                  1,502,956 shares
--------------------------------------         ---------------------------------
               (class)                         Outstanding as of August 10, 1999

                         FIRST NATIONAL BANK OF MANATEE
                               Index to Form 10-Q
                      For the quarter Ended June 30, 1999

                                                                            Page
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets,
                June 30, 1999 and December 31, 1998                           1

                Condensed Consolidated Statements
                of Income for the six months ended
                June 30, 1999 and 1998                                        3

                Condensed Consolidated Statements of
                Cash Flows for the six months ended
                June 30, 1999 and June 30, 1998                               4

        Item 2. Managements Discussion and Analysis of
                Financial Condition and Results of Operations                 6

        Item 3. Quantitative and Qualitative Disclosure About Market Risk    10

PART II. OTHER INFORMATION.

        Item 1. Legal Proceedings                                            12

        Item 2. Changes in Securities and Use of Proceeds                    12

        Item 3. Defaults under Senior Securities                             12

        Item 4. Submission of Matters to a vote of Security Holders          12

        Item 5. Other Information.                                           12

        Item 6. Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                   13

        Exhibit Index                                                        14

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                         FIRST NATIONAL BANK OF MANATEE
                                 Balance Sheet


                                 Assets (000's)
                                 --------------

                                                   June 30                December 31
                                                 -----------              -----------
                                                     1999                     1998
                                                 -----------              -----------
                                                 (Unaudited)                   **
Cash and Due from Banks                             3,391                    4,526
Interest Bearing Bank Balances                        225                    5,878
Federal Funds Sold                                      0                      950
Investment Securities,                             48,977                   41,332
Unrecognized securities gains                        (937)                      65
Loans                                             106,494                  100,360
Less allowance for credit losses                   (1,098)                  (1,070)
Deferred Loan Fees (earned)                           (20)                     (11)
Premises and Equip, Net                             4,544                    4,697
Accrued Interest Rec.                                 900                      871
Other Assets                                          557                      425
Deferred Income Tax Charges                           578                      195
Other R.E. and other assets owned                       0                        0
                                                ---------                ---------
Total Assets                                    $ 163,611                $ 158,218
                                                ---------                ---------

** Condensed from audited financial statements and pooled accounting applied to reflect the merger effective January 1, 1999.


                              Liabilities and Stockholders' Equity
                              ------------------------------------

                                                           June 30               December 31
                                                          ---------              -----------
                                                             1999                    1998
                                                          ---------              -----------
Liabilities
  Deposits
            Demand, non-interest bearing                    16,578                   16,673
            Demand int. bearing                             17,140                   17,518
            Time (CD's, MM's, &
                   Savings Accounts)                       105,184                  102,699
                                                         ---------                ---------

                        TOTAL DEPOSITS                     138,902                  136,887
                                                         ---------                ---------

Repurchase Agreements                                        3,048                    2,083
Capital Lease Obligation                                       524                      543
Accrued Interest Payable                                       915                    1,067
Accounts Payable and other Liabilities                         458                      628
Fed Funds Purchased and other
  Short Term Borrowings                                      7,750                    5,000
                                                         ---------                ---------

            TOTAL LIABILITIES                              151,597                  146,208
                                                         ---------                ---------
Stockholders' Equity:
 Common stock, par value $.10 per share;
   Authorized xx shares;
   Issued and outstanding 1,502,956 shares                     150                    3,757
 Capital Surplus                                             8,677                    4,910
 Unrecognized securities gains                                (585)                      40
 Retained Earnings                                           3,772                    3,303
                                                         ---------                ---------

         Net stockholder's equity                           12,014                   12,010
                                                         ---------                ---------

Total Liab. & stkhldr's equity                           $ 163,611                $ 158,208
                                                         ---------                ---------

                         FIRST NATIONAL BANK OF MANATEE

                              STATEMENT OF INCOME

                FOR THE PERIOD JANUARY 1 THROUGH JUNE 30 (000'S)


                                                          1999                 1998
                                                         ------               ------
Interest Income:
 Loans (excluding fees)                                   4,162                3,632
 Loan Fees                                                   34                   48
 Investment securities:
   Taxable                                                1,165                1,358
   Exempt from Federal Taxes                                135                   46
 Interest Bearing Bank Balances                             177                  141
 Federal funds sold                                          21                    0
                                                         ------               ------
            Total Interest Income                         5,694                5,225

Interest expense                                          2,778                2,789
                                                         ------               ------
            NET INTEREST INCOME                           2,916                2,436

Provision for credit loss                                    65                   78
                                                         ------               ------
Net Interest Income
  After Provision for Credit Losses                       2,850                2,358

Other operating income:
  Service charges on deposit accounts                       198                  157
  Investment sec. gains                                      34                    0
  Trust Fees                                                206                  152
  Other Income                                              250                  132
                                                         ------               ------
            Total Other Operating Income                    688                  441
Other operating expenses:
Salaries and employee benefits                            1,288                1,050
Occupancy expense of bank premises                          255                  225
Equipment expense                                           207                  193
Other expenses                                              842                  711
                                                         ------               ------

            Total Other operating expenses                2,592                2,179
                                                         ------               ------

            Profit Before Tax                               947                  621

Estimated State and Federal Income Taxes                    318                  206
                                                         ------               ------

            PROFIT AFTER TAX                             $  629               $  415
                                                         ------               ------

                            STATEMENTS OF CASH FLOWS
                                    (000'S)
                                    JUNE 30


                                                                                1999                   1998
                                                                              -------                -------
OPERATING ACTIVITIES
Net Income                                                                        629                    415
 Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation & leasehold amortization                                           200                    187
  Allowance for loan losses (net of charge offs)                                   20                     78
  Deferred income taxes                                                          (383)                   (45)
  Decrease in accrued interest receivable                                         (29)                   (50)
  Increase (decrease) in accrued interest payable                                (152)                   (61)
  Increase (decrease) in accounts payable and other liabilities                   (20)                   256
  Decrease (increase) in other assets                                            (132)                  (161)
                                                                              -------                -------
Net cash provided by operating activities                                         417                    343

INVESTING ACTIVITIES
 Proceeds from sales and maturities of investment
   securities net of purchases                                                 (7,645)                  (982)
 Loans originated, net of principal collections                                (8,753)                (6,182)
 Capital expenditures                                                             (46)                   (35)
 Proceeds from sale of other R. E. and assets owned                                47                      6
 Increase (decrease) in federal funds purchased                                 2,750                  2,900
 Decrease (increase) in federal funds sold                                      6,603                    625
                                                                              -------                -------
 Net cash provided (used) by investing activities                              (4,473)                (6,239)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits                                       (471)                 7,201
Net increase (decrease) time deposits                                           2,486                 (4,320)
Increase (decrease) in securities sold under
  agreements to repurchase                                                        965                    (45)
Dividends paid                                                                      0                      0
Proceeds from issuance of common stock                                              0                      7
Retirement of common stock                                                          0                      0
Principal payments under capital lease obligation                                 (19)                   (17)
Net cash (used) provided by financing activities                                2,931                  2,826
                                                                              -------                -------
Net increase in cash and due from banks                                        (1,125)                (3,070)

Cash and due from banks at beginning of year                                    4,526                  5,952
                                                                              -------                -------
Cash and due from banks at end of quarter                                     $ 3,391                $ 2,882
                                                                              -------                -------

SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Loans transferred to other real estate owned                                  $    44                $     0
                                                                              -------                -------

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

Results for the six month period ended June 30, 1999, may not necessarily be indicative of those to be expected for the entire year.

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

         The following discussion and analysis is based on the Holding Company's financial condition and results of operations for the period from January 1, 1999 through June 30, 1999. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

         Earnings in the first two quarters of 1999 were up $214,000 or 52% compared to earnings in the same period last year as direct result of net interest income increasing by $480,000. This increased net interest income was offset by a $413,000 increase in overhead which was softened by a $247,000 increase in other operating revenues. The Bank's contribution of $65,000 to loan loss reserve was $13,000 lower than last year.

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

Net Interest Income. The major component of the Bank's earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On June 30, 1999, the Bank's loan portfolio had a reasonable ratio of repriceability within one year.

         The Bank had good growth in its loan portfolio outstandings when compared to last year and this has significantly increased net interest income. Net interest income for six months in 1999 was $2,916,000 compared to $2,436,000 in 1998.

Interest Earning Assets. Real estate related loans at June 30, 1999, accounted for a majority of the bank's loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In 1998, rates were stabile allowing the portfolio to keep pace with market rates. In the second quarter of 1999, rates have begun to rise modestly. This can cause temporary fluctuations in the bank's net interest income until its balance sheet reprices to the new market rates.

         The Bank's investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 18% of the Bank's investment portfolio re-prices in one year. The Bank's Available-for-Sale portfolio has a market value of about $937,000 below book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 6.1% of total assets on June 30, 1999, and primarily consisted of cash and due from banks, capitalized lease, equipment and branches, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank's lending and investment activities is deposits. At June 30, 1999 the Bank's total deposits were $138.9 million plus $3.0 million in repurchase agreements. The Bank's deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank's market area. The Bank has 12% of its deposits in NOW Accounts and 76% of its deposits in Savings, MMA's and CD deposits. Despite the high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank's liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.

Non-interest Income. The Bank's non-interest income for the six month period ended June 30, 1999 and was $688,000 including $206,000 from its Trust Department. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank has had $34,000 in security gains in 1999. The other significant items of non-interest income represented service charges on deposit accounts, annuity/mutual fund sales, and merchant credit card account income.

Non-interest Expense. The Bank's non-interest expense for the six month period ended June 30, 1999 was $2,592,000 including $1,288,000 of salaries and employee benefits. The Bank's occupancy and equipment expenses for the period ended June 30, 1999 were $255,000. Non-interest expense was up from $2,179,000 in 1998. The increase in expense is primarily due to the Bank's increased staff to support the bank's growth and the bank's expanded efforts in departments generating other operating income.

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

         An allowance for loan loss expense of $65,000 was charged to operating expenses for the six month period ended June 30, 1999. The Bank had net charge offs during this period of $37,000. The Bank has a total of $1,098,000 reserved for future loan losses.

         Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had one non-accrual loan at June 30, 1999 totaling $134,000. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has set up a specific reserve of $27,100 to cover potential losses on this loan.

         The bank also has no other real estate owned at June 30,1999.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank's stockholders' equity, subordinated debt, and the allowance for credit losses. At June 30, 1999, the Bank's primary capital ratio was approximately 7.6%. In 1991, the Comptroller began evaluating banks' capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a risk based capital ratio in excess of 12.8%, or more than double the required amount.

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

         Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $8,350,000 at June 30, 1999 representing 17% of the investment securities portfolio, an increase from $5,400,000 last year. This is due to declining rates over the last year resulting in faster repayment on some bonds.

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

         Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at June 30, 1999, are summarized as follows:

                                                               Time Deposits
                                                          ----------------------
                                                          (thousands of dollars)
3 months or less                                                 $ 8,127
Over 3 through 12 months                                          10,742
Over 12 months                                                     3,489
                                                                 -------
Total                                                            $22,358

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


                                                                       As of December 31
                                                                    (thousands of dollars)
                                                  0-90            91-365                1-3             Over 3
                                                  Days             Days                Years            Years
                                                -------          -------              -------          -------
Interest-sensitive assets                       $50,647          $39,600              $29,547          $28,715
Interest-sensitive liabilities                   42,950           41,011               41,635            2,244
                                                -------          -------              -------          -------
Interest sensitivity gap                          7,697           (1,411)             (12,088)          26,471
Cumulative gap                                  $ 7,697          $ 6,286              ($5,802)          20,669

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

Part II. Other Information

Item 1:  Legal Proceedings Against the Bank - None.

Item 2:  Changes in Securities and Use of Proceeds

         In December of 1999, the shareholders of First National Bank of Manatee voted to enter into a merger that would result in the Bank becoming a wholly owned subsidiary of First National Bancshares, Inc., a bank holding company. This merger took place on January 1, 1999 and the shareholders of the Bank received two shares of Holding Company stock for each share of Bank stock. As of August 10, 1999 there were 1,502,956 shares of Holding Company stock outstanding.

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

                     None

                  e) Exhibit 27-Financial Data Schedule (for SEC use only)

         Reports on Form 8-K

                    On January 14, 1999, the Holding Company made its initial 8-K filing with the S.E.C. following the merging of First National Bank of Manatee into the Company effective January 1, 1999.

                                        FIRST NATIONAL BANCSHARES, INC.
                                        /s/ Glen W. Fausset
                                        ---------------------------------------
                                        Glen W. Fausset
                                        President and Director