Form 10-Q
period 1999-09-30
FIRST NATIONAL BANCSHARES INC/ FL/
filed 1999-11-15
CIK 1067077

                                   FORM 10-Q


                   OFFICE OF THE COMPTROLLER OF THE CURRENCY
                             WASHINGTON, D.C. 20219


                   -----------------------------------------


               QUARTERLY REPORT OF A BANK PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                        FIRST NATIONAL BANCSHARES, INC.
              (exact name of company as specified in its charter)


        STATE OF FLORIDA                                           06-1522028
(Jurisdiction of Organization)                                  I.R.S. Employer
                                                                Identification

5817 MANATEE AVENUE WEST, BRADENTON, FLORIDA                        34209
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

Yes [X]   No [ ]



Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share                    1,577,869
--------------------------------------       ----------------------------------
              (class)                        Outstanding as of November 9, 1999

                        FIRST NATIONAL BANCSHARES, INC.
                               Index to Form 10-Q
                    For the quarter Ended September 30, 1999


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements


                  Condensed Consolidated Balance Sheets,
                  September 30, 1999 and December 31, 1998                   2

                  Condensed Consolidated Statements
                  of Income for the nine months ended
                  September 30, 1999 and 1998                                4

                  Condensed Consolidated Statements of
                  Cash Flows for the nine months ended
                  September 30, 1999 and September 30, 1998                  5

         Item 2. Managements Discussion and Analysis of
                  Financial Condition and Results of Operations              7


PART II.  OTHER INFORMATION.

         Item 1.  Legal Proceedings                                         11

         Item 2.  Changes in Securities                                     11

         Item 3.  Defaults under Senior Securities                          11

         Item 4.  Submission of Matters to a vote of Security Holders       11

         Item 5.  Other Information.                                        11

         Item 6.  Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                                  11


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


                        FIRST NATIONAL BANCSHARES, INC.
                                 Balance Sheet

                                 Assets (000's)

                                            September 30           December 31
                                            ------------           -----------
                                                1999                  1998
                                                ----                  ----
                                             (Unaudited)               **

Cash and Due from Banks                          3,749                 4,526
Interest Bearing Bank Balances                     532                 5,878
Federal Funds Sold                                   0                   950
Investment Securities,                          42,632                41,332
Unrecognized securities gains                   (1,193)                   65
Loans                                          117,584               100,360
Less allowance for credit losses                (1,175)               (1,070)
Deferred Loan Fees (earned)                        (54)                  (11)
Premises and Equip, Net                          4,458                 4,697
Accrued Interest Rec.                              874                   871
Other Assets                                       629                   425
Deferred Income Tax Charges                        668                   195
Other R.E. and other assets owned                  109                     0
                                             ---------             ---------
Total Assets                                 $ 168,813             $ 158,218
                                             ---------             ---------




** Condensed from audited financial statements and consolidated accounting applied to reflect the merger effective January 1, 1999.

                      Liabilities and Stockholders' Equity



                                                     September 30          December 31
                                                         1999                 1998
                                                      ---------             --------

Liabilities
  Deposits
         Demand, non-interest bearing                    22,919               16,673
         Demand int. bearing                             17,488               17,518
         Time (CD's, MM's, &
                  Savings Accounts)                     105,596              102,699
                                                      ---------             --------

                  TOTAL DEPOSITS                        146,003              136,887
                                                      ---------             --------


Repurchase Agreements                                     2,912                2,083
Capital Lease Obligation                                    515                  543
Accrued Interest Payable                                    823                1,067
Accounts Payable and other Liabilities                      669                  628
Fed Funds Purchased and other
  Short Term Borrowings                                   5,700                5,000
                                                      ---------             --------


         TOTAL LIABILITIES                              156,621              146,208
                                                      ---------             --------


Stockholders' Equity:
 Common stock, par value $.10 per share;
   Authorized xx shares;
   Issued and outstanding 1,502,956 shares                  157                3,757
 Capital Surplus                                         14,055                4,910
 Unrecognized securities gains                             (744)                  40
 Retained Earnings                                       (1,277)               3,303
                                                      ---------             --------

         Net stockholder's equity                        12,192               12,010
                                                      ---------             --------

Total Liab. & stkhldr's equity                        $ 168,813             $158,208
                                                      ---------             --------

                        FIRST NATIONAL BANCSHARES, INC.

                              STATEMENT OF INCOME

             FOR THE PERIOD JANUARY 1 THROUGH SEPTEMBER 30 (000'S)


                                                  3 months ended              9 months ended
                                                  --------------              --------------
                                               9/30/99       9/30/98       9/30/99       9/30/98
                                               ------        ------        ------        ------

Interest Income:
 Loans (excluding fees)                         2,272         2,052         6,423         5,683
 Loan Fees                                         48            32            82            80
 Investment securities:
   Taxable                                        545           610         1,710         1,969
   Exempt from Federal Taxes                       82            19           217            65
 Federal funds sold                                 0            20            21            75
 Interest Bearing Bank Balances                     7            11           184            97
                                               ------        ------        ------        ------
         Total Interest Income                  2,954         2,744         8,647         7,969

Interest expense                                1,403         1,453         4,212         4,242
                                               ------        ------        ------        ------

         Net Interest Income                    1,551         1,291         4,435         3,727
                                                                                         ------

Provision for credit loss                         102            70           167           148
                                               ------        ------        ------        ------

   Net Interest Income After
         Provision for Losses                   1,449         1,221         4,268         3,579
Other operating income:
 Service charges on accounts                      118            93           316           251
 Investment sec. gains                              1             7            36             7
 Trust Fees                                       119            76           325           228
 Other Income                                     150            65           395           198
                                               ------        ------        ------        ------

         Total Other Operating Income             388           242         1,072           683

Other operating expenses:
 Salaries and employee benefits                   694           526         1,975         1,541
 Occupancy expense of bank premises               127           122           383           347
 Equipment expense                                106           108           313           286
 Other expenses                                   387           353         1,194         1,113
                                               ------        ------        ------        ------
         Total Other operating exp.             1,297         1,109         3,865         3,287
                                               ------        ------        ------        ------

         Profit Before Tax                        550           354         1,556           975

Estimated State and Federal
 Income Taxes                                     209           127           586           333
                                               ------        ------        ------        ------
         Profit After Tax                      $  341        $  226        $  970        $  641

                                       4

                            STATEMENTS OF CASH FLOWS
                                    (000'S)
                         NINE MONTHS ENDED SEPTEMBER 30


                                                              1999             1998
                                                            --------         --------
OPERATING ACTIVITIES
Net Income                                                       970              641
 Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation & leasehold amortization                          307              302
  Allowance for loan losses net of charge offs                   105              157
  Deferred income taxes                                           30               27
  Decrease in accrued interest receivable                         (2)             190
  Increase (decrease) in accrued interest payable               (243)             140
  Increase in accounts payable and other liabilities               6              107
  Decrease (increase) in other assets                           (135)            (480)
                                                            --------         --------
Net cash provided by operating activities                      1,038            1,129

INVESTING ACTIVITIES
 Purchase of securities, net of proceeds from sales,
  maturities and FASB 115 adjustments                         (1,300)           7,019
 Loans originated, net of principal collections              (17,333)         (14,754)
 Capital expenditures                                            (90)             (82)
 Proceeds from sale of other real estate owned                     0                6
 Increase (decrease) in overnight funds purchased                700                0
 Decrease (increase) in overnight funds sold                   6,296           (1,074)
                                                            --------         --------
 Net cash provided (used) by investing activities            (11,727)          (8,885)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW
 accounts, money market and savings accounts                   6,215            2,513
Net increase (decrease) - certificates of deposit              2,901            6,570
Increase (decrease) in securities sold under
 agreements to repurchase                                        828             (386)
Dividends paid                                                    (4)              (6)
Proceeds from issuance of common stock                             0               21
Retirement of common stock                                         0                0
Principal payments under capital lease obligation                (28)             (25)
                                                            --------         --------
Net cash (used) provided by financing activities               9,912            8,732
                                                            --------         --------

Net increase in cash and due from banks                         (777)             976

Cash and due from banks at beginning of year                   4,526            3,036
                                                            --------         --------
Cash and due from banks at end of quarter                   $  3,749         $  4,012
                                                            --------         --------

SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Loans transferred to other real estate owned                $    109         $     14
                                                            --------         --------

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

Results for the nine month period ended September 30, 1999, may not necessarily be indicative of those to be expected for the entire year.

Certain amounts in the 1998 financial statements have been reclassified and combined to conform to the 1999 statements and to reflect the merger that occurred on January 1, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview.

         The Bank commenced operations on July 18, 1986. The Bank's activities since inception have consisted of accepting deposits, originating a variety of loans. The Bank's first branch was opened on Anna Maria Island (5 miles west of the main office) in October, 1994. The second branch was opened in May of 1996 on State Road 64 (5 miles east of the main office). In January of 1997, the bank opened its third branch on State Road 70 (8 miles southeast of the main office). In December of 1997, the bank acquired a site at University Blvd. and Lakewood Ranch Blvd. for a future branch. The bank has also contracted to purchase a branch location at the corner of US 301 and Old Tampa Road in Ellenton. The Bank expects to close on the purchase of the site in the fourth quarter of 1999 and commence construction of the building in the second quarter of 2000. The branch will open in the fourth quarter of 2000. The bank also opened a Trust Department in March of 1995, a mortgage brokerage subsidiary in July of 1998, and an annuity and mutual fund sales subsidiary in November of 1998. The Bank, as a local independent bank, follows a philosophy of developing its equity and deposit base and focusing its lending activities within its community. The Bank's underlying lending policy has been and is anticipated to continue being directed toward better-than-normal credit risks.

         On January 1, 1999 the Bank was merged into First National Bancshares, Inc., a Florida corporation (the Holding Company). The Holding Company was formed specifically for the purpose of having the Bank merged into it. At the time of the merger, the Holding Company had assets of $128,000 and a net worth of ($55,000). The Holding Company is now a one bank holding company with no other subsidiaries than the Bank. Therefore, there are no significant adjustments from the financial information of the Bank to the consolidated financial information for the Holding Company. The Bank's December 31, 1998 financial information has been combined with the Holding Company in this 10-Q as if the merger that took place on January 1, 1999 had already occurred.

         The following discussion and analysis is based on the Bank's financial condition and results of operations for the period from January 1, 1999 through September 30, 1999. This discussion and analysis should be read in conjunction with the financial statement summaries of the Bank, included elsewhere in this quarterly report.

Results of Operations.

         Earnings in the first three quarters of 1999 were up $329,000 or 51% compared to earnings in the same period last year mainly as a result of net interest income being up by $708,000. This increased revenue largely carried through to the bottom line net of income taxes and increased operating expenses due to growth. The Bank's contribution of $167,000 to loan loss reserve was $19,000 higher than last year due exclusively to a growth in the loan portfolio.

         The increase in operating expenses this year was due to largely to increased salaries as a result of the bank's growth over the last year and the creation of a mortgage origination subsidiary, an investment sales division, and expansion of the trust department.

Net Interest Income. The major component of the Bank's earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On September 30, 1999, the Bank's loan portfolio had a high ratio of repriceability within one year.

The Bank's rapid growth in its loan portfolio continued from last year and into this year and has significantly increased net interest income. However, many loans are mortgages made on an adjustable rate basis, and due to competition were initially made at below normal spreads. This negatively impacts the Bank's net interest rate spread in the first adjustment period of the loan. The bank's rapid loan growth has made this portion of the loan portfolio significant and net interest income is expected to continue to improve as these loans mature past their first adjustment date. Net interest income for nine months in 1999 was $4,435,000 compared to $3,727,000 in 1998.

Interest Earning Assets. Real estate related loans at September 30, 1999, accounted for a majority of the bank's loan portfolio. Most of the mortgages are variable rate loans and are adjustable. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In 1996 and 1997, rates were stabile allowing the portfolio to keep pace with market rates. However, in 1998, rates declined significantly and in 1999 have moved back up modestly. The bank believes that has been an advantage to the bank because it has pursued three and five year adjustable loans over the last several years and the Bank's deposit costs repriced more quickly than its loans.

         The Bank's investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 25% of the Bank's investment portfolio re-prices in one year. The Bank's Available-for-Sale portfolio has a market value of about $1,175,000 below book value due to the recent increase in bond rates.

Non-interest Earning Assets. Non-interest earning assets accounted for 6.2% of total assets on September 30, 1999, and primarily consisted of cash and due from banks, capitalized lease, equipment and branches, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank's lending and investment activities is deposits. At September 30, 1999 the Bank's total deposits were $146.0 million plus $2.9 million in repurchase agreements. The Bank's deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank's market area but in 1999 has successfully supported it grown largely with demand deposits while actually shrinking its CD deposits, thus significantly impacting its cost of funds . The Bank has increased its DDA accounts to 14% of deposits (up from 12% a year ago). NOW account deposits are 12% of deposits, up from 10%. CD's now comprise 48% of deposits, down from 54% a year ago. Despite the continued high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank's liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.

Non-interest Income. The Bank's non-interest income for the nine month period ended September 30, 1999 and was $1,072,000 including $325,000 from its Trust Department. This is up from $683,000 in 1998. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank has $36,000 in security gains in 1999. The other significant items of non-interest income are service charges on deposit accounts (up by $65,000 over 1998) and investment sales commissions which were $122,000 in 1999 compared to none in 1998.

Non-interest Expense. The Bank's non-interest expense for the nine month period ended September 30, 1999 was $3,865,000 including $1,975,000 of salaries and employee benefits. The Bank's occupancy and equipment expenses for the period ended September 30, 1999 were $696,000. Non-interest expense was up from $3,287,000 in 1998. The increase in expense is primarily due to the Bank's growth and new services.

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

         An allowance for loan loss expense of $167,000 was charged to operating expenses for the nine month period ended September 30, 1999. The Bank had $67,000 in charge offs during this period and $5,400 in recoveries. The balance of the loan loss reserve expense was to cover the growth of the loan portfolio. The Bank has a total of $1,175,000 reserved for future loan losses.

         Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had no non-accrual loans as September 30, 1999. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans.

         The bank also had one property in its Other Real Estate Owned category at September 30,1999. At the time of transfer to this category, the Bank wrote down the balance to a value it believed it could reasonably recover on the sale of the property. In October, 1999, the Bank entered into a contract to sell the property and recover the remaining balance on the property.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller has specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank's stockholders' equity, subordinated debt, and the allowance for credit losses. At September 30, 1999, the Bank's primary capital ratio was approximately 7.55%. In 1991, the Comptroller began evaluating banks' capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a risk based capital ratio in excess of 12.3%.

Liquidity. Management of the Bank continually evaluates its liquidity position. Management believes that the Bank's investment portfolio provides adequate liquidity to meet the Bank's needs, because about 25% of its investment portfolio consists of investment securities due or repriceable within one year. As noted in "Funding Sources" above, management believes that the high concentration of time deposits is primarily due to customer relationships and not to higher-than-market rates and, thus, do not present any unusual liquidity risk. In addition, the bank has established borrowing lines with correspondent banks, and with the Federal Home Loan Bank to cover liquidity needs.

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

Part II. Other Information

Item 1: Legal Proceedings Against the Bank - In the third quarter of 1999, a former employee of the bank filed a sexual harassment and a sexual discrimination suit in Federal Court against the Bank. The suit is for an unspecified dollar amount. The complaint was previously filed with the Equal Employment Opportunity Council by the former employee. The EEOC found no merit in the claim and elected not to pursue the claim. The Bank believes the suit is without merit or substance and correspondingly has not established a reserve against any potential loss.

Item 2:  Changes in Securities - None

Item 3:  Defaults under Senior Securities - None

Item 4:  Submission of Matters to a vote of Security Holders - None

Item 5:  Other Information - None

Item 6:  Exhibits


                  a) Plan of acquisition, reorganization, arrangement, liquidation, or succession.

                     None

                  b) Articles of incorporation and by-laws.

                     None/no charges

                  c) Instruments defining the rights of securities holders, including indentures.

                     None

                  d) Published report regarding matters submitted to vote of security holders.

                     None

                  e) Exhibit 27-Financial Data Schedule (for SEC use only)



                                       FIRST NATIONAL BANCSHARES, INC.


                                       /s/  Glen W. Fausset
                                       ----------------------------------------
                                            Glen W. Fausset
                                            President and Director
                                       11