Form 10-K405
period 1999-12-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2000-03-10
CIK 1067077

         Filed with Securities and Exchange Commission on March 9, 2000

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20219

                                    FORM 10-K
                ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1999

                         FIRST NATIONAL BANCSHARES, INC.
                ------------------------------------------------
                (Exact name of bank as specified in its charter)

       STATE OF FLORIDA                                    06-1522028
-------------------------------             ------------------------------------
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

               5817 MANATEE AVENUE WEST, BRADENTON, FLORIDA 34209
               --------------------------------------------------
                (Address of principal office including Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (941) 794-6969
        -----------------------------------------------------------------

              Securities registered under Section 12(b) of the Act:

                                                  Name of each exchange
        Title of each Class                        on which registered
        -------------------                       ---------------------
              COMMON                                       NONE

              Securities registered under Section 12(g) of the Act:

                          COMMON STOCK, $.10 PAR VALUE
                          ----------------------------
                                (Title of Class)

As of January 1, 1999, all stock of First National Bank of Manatee was converted to stock of First National Bancshares, Inc., a Bank Holding Company. Each share of Bank stock was converted to two shares of Bank Holding Company stock. The number of shares of Common Stock in the Holding Company outstanding on February 29, 2000 was 1,577,869.

Indicate by check mark whether the Bank (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES [X]         NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Bank at February 29, 2000, was $26,348,839.

  DOCUMENTS INCORPORATED BY REFERENCE                     Part of Form 10-K into
           in this Form 10-K                                which incorporated
--------------------------------------                    ----------------------
Portions of the Bank Holding Company's
definitive Proxy Statement for its
Annual Meeting of Shareholders to be
held May 18, 2000                                                Part III

PART I

ITEM 1.  BUSINESS

A.       GENERAL DEVELOPMENT OF BUSINESS

         First National Bancshares, Inc. (the "Company) is a Bank Holding Company formed in 1998 and incorporated in the State of Florida. Effective January 1, 1999, the Company merged First National Bank of Manatee (the "Bank) into the Company as a wholly owned subsidiary. In April 1999, the bank changed its name to 1st National Bank & Trust. The Company has no other subsidiaries. At year-end, the Bank had one subsidiary, which was organized in 1998. Bradenton Investment Company is a Bank subsidiary that engages in the sale of annuities and mutual funds on a commission basis.

         The Bank is a national banking association opened for business on July 18, 1986. The Bank engages primarily in the business of attracting deposits from the general public, and originating real estate, commercial, and consumer loans and managing trust assets. The Bank's principal market area is Manatee County, Florida, located on the western coast of Florida.

         As a national bank, the Bank is subject to the rules and regulations of the Office of the Comptroller of the Currency (the "Comptroller") and is a member of the Federal Reserve System, with the primary supervisory authority therein being the Board of Governors. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits, and thus it is subject to the rules and regulations of the FDIC.

         The Bank's principal office is located at 5817 Manatee Avenue West, Bradenton, Florida 34209, and its telephone number is (941) 794-6969.

B.       NARRATIVE DESCRIPTION OF BUSINESS

         (1) BANKING SERVICES

         The Bank offers a wide range of consumer and commercial banking services traditionally offered by commercial banks, such as personal and commercial checking accounts, negotiable order of withdrawal ("NOW") accounts, certificates of deposit, money market accounts, savings accounts, IRA accounts, and automatic transfers. These depository services are further complemented by direct deposit capabilities, night depository services, and bank by mail. The Bank participates in three national automatic teller machine systems.

         The Bank also originates a variety of loans, including, but not limited to, commercial and consumer loans, as well as loans secured by deposit accounts and other marketable collateral. Loans are also made to enable borrowers to purchase, refinance, construct or improve residential or other real estate and usually are secured by mortgages on such real estate. All loans are made in compliance with applicable Federal and State regulations.

         In December 1994, the Bank received permission from the Office of the Comptroller of the Currency to open a Trust Department. The bank hired an experienced trust officer and after a period of organization began operations and opened the department for solicitation of trust business in March of 1995. At year-end 1999, the trust department had over $62,000,000 in assets under management. The department showed a profit in 1996, its first full year of operation, and profits have improved in each subsequent year.

         The Bank opened its first branch office October 1994 at 5324 Gulf Drive, Holmes Beach. The bank opened its second branch at the corner of State Road 64 and 48th St. Ct. E. in May 1996. The branch was also large enough to accommodate the bank's accounting, deposit and loan operations departments. The Bank also purchased a branch location on State Road 70 at the entrance to Braden Woods Subdivision, which it opened in January 1997.

         In December 1997, the bank acquired a future branch location at the corner of University Blvd. and

Lakewood Ranch Road. In 1999, the bank purchased a branch location in Ellenton at the corner of Highway 301 and Old Tampa Road. The bank expects to begin construction on the Ellenton site in April of 2000 and open for business before year-end. The growth of the Bank has been such that in January of 2000, the Bank moved its operations department to a rented facility adjacent to the current office.

         (2) OPERATING STRATEGY

         The principal business of the Bank is to attract deposits from the general public and to invest those funds in various types of loans and other interest-earning assets. Other funds are provided for the operations of the Bank by proceeds from the sale of investments and loans, from amortization and repayment of outstanding loans, from borrowings, and from working capital. Earnings of the Bank depend primarily upon the difference between (1) the interest received by the Bank from loans, the securities held in its investment portfolio, and other investments and (2) expenses incurred by the Bank in connection with obtaining funds for lending (including interest paid on deposits and other borrowings) and expenses relating to day-to-day operations.

         The primary sources of the Bank's funds for lending and for other general business purposes are the Bank's capital, deposits, loan repayments, borrowings and funds provided from operations. The Bank expects that loan repayments and funds provided from operations will be a relatively stable sources of funds, while deposit inflows and outflows will be significantly influenced by prevailing interest rates, money market and general economic conditions. Generally, short-term borrowings are used to compensate for reductions in normal sources of funds while long-term borrowings are used to support expanded lending activities.

         The Bank's customers are primarily individuals, professionals, and small and medium size businesses located in Manatee County. The Bank's business is not dominated by any large customer. The Bank attempts to tailor its services to the needs of its customers. The Bank's main office is at a major intersection in the center of one of Manatee County's more established residential areas. Its branch offices are located on Anna Maria Island, a close knit island community, and east of the downtown commercial area in the center of major new residential development.

         The Bank continually seeks to develop new business through an ongoing program of personal calls on both current and potential customers; and utilizes traditional local advertising media as well as direct mailings, telephone contacts, and brochures to promote the Bank and develop loans and deposits. In addition, the Bank's directors have worked and/or lived in Manatee County for many years and are involved in various local community activities which further promote the Bank's image as a locally-oriented independent institution.

         In 1994, the bank decided to add trust services to its list of products. The Bank's focus is on "personal" trusts and investments although it provides a full range of trust products.

         In 1998, the bank added a new service through a newly established subsidiary. The bank began selling annuities and mutual funds through an investment marketing subsidiary. This service is provided to customers seeking investments not available through traditional bank deposits or Trust Department services. This subsidiary began operating in November 1998.

         (3) MARKET AREA

         Manatee County, located on the western coast of Florida, is 41 miles south of Tampa, 26 miles south of St. Petersburg and 10 miles north of Sarasota. According to the Manatee County Chamber of Commerce, Manatee County had a residential population of approximately 250,000 in 1999 and, additionally, many more seasonal residents. The Bank draws most of its business from within Manatee County and estimates that more than 90% of its business comes from customers whose businesses or residences are located within the county. However, the Bank solicits and accepts business from outside of Manatee County.

         For purposes of the Community Reinvestment Act, the Bank's Primary Market Area comprises all of Manatee County. Sarasota County and southern Hillsborough County represent a secondary lending area. Both the primary and the secondary lending areas meet the purposes of the Comptroller's Community Reinvestment Act Regulations and do not exclude low and moderate income neighborhoods. The Bank plans to prudently offer the full range of its services to all residents within its market area.

         (4) COMPETITION

         The banking business in Florida in general, and in Manatee County in particular, is highly competitive. The Bank competes with other commercial banks in Manatee County and the surrounding area for all services customarily provided by commercial banks. In addition, the Bank faces significant competition from non-bank institutions, including savings and loan associations, finance companies, insurance companies, mortgage companies, mutual funds, credit unions, and other types of financial institutions. As of June 30, 1999, there were 19 commercial banks and savings institutions with 69 offices in Manatee County.

         The Bank's main office is located adjacent to the Palma Sola Shopping Center at the southeast corner of 59th Street and Manatee Avenue West. Republic Bank (a Pinellas County community bank) and American Bank have branches within one block of the Bank's principal office. The Bank's island office is located on a highly visible corner on Anna Maria Island. There are two commercial banks located on the island. The Braden River Branch on highway 64 is 1/2 mile east of a NationsBank branch. The Highway 70 branch is about 1/2 mile east of NationsBank.

         (5) LOAN COMMITMENTS

         At December 31, 1999 and 1998, the Bank had commitments to originate and disperse on loans of approximately $14,532,000 and $14,173,000 respectively. Substantially all of both years' figures include commitments to originate construction real estate loans and pre-approved commercial lines of credit. The Bank expects that all of the commitments at December 31, 1999 will be exercised within the current year. In addition, at December 31, 1999 and 1998, the Bank had in place letters of credit of approximately $747,000 and $836,000, respectively. The Bank does not expect that any of the standby letters of credit in place at December 31, 1999 will be exercised within the current year. The Bank had no commitments to purchase loans at December 31, 1999 and 1998.

         (6) FINANCIAL HISTORY

         The Bank first opened to the public on July 18, 1986. As of December 31, 1999, the Company had total assets of $175,802,000 compared with total Bank assets of $158,218,000 at December 31, 1998 and $140,938,000 of total assets at December 31, 1997. At year-end 1999, the Company had total deposits $152,184,000, compared with Bank deposits of $136,887,000 at year end 1998 and $121,188,000 of total deposits at year end 1997. In addition, the Company had loans of $122,007,000 at the end of 1999, compared with $100,360,000 of loans in the Bank at the end of 1998 and $83,770,000 of loans at the end of 1997. For more detailed financial information see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto appearing elsewhere in this Annual Report.

         (7) EMPLOYEES

         At December 31, 1999, the Company employed 67 employees, of which seven were executive officers, and seven were part-time employees. The Company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be excellent. The Company provides employee benefits customary in the banking industry, which include major medical insurance, group term life insurance, a defined benefit pension plan, a 401-K plan, and vacation and sick leave.

                               ITEM 2. PROPERTIES

         First National Bancshares, Inc.'s corporate office is located in the main office of the Bank at 5817 Manatee Avenue West.

         The Bank's principal office is located at 5817 Manatee Avenue West in Bradenton, Florida in a two story building of approximately 6,000 square feet, which is adjacent to the Palma Sola Shopping Center. The Bank moved into the building on August 17, 1987.

         The Bank is party to a lease agreement (the "Lease") with an unrelated Florida general partnership (the "Lessor"), for the lease of the Building and land on which the Building is situated. The Bank's annual lease payments for the Building and the land for the first two years was an amount equal to 12% of all actual costs of land acquisition and construction (including certain permanent equipment), brokerage commissions, engineering, architectural and other professional costs, financing, and other associated costs incurred by the Lessor necessary to effectuate completion of the project. The annual lease payments beginning in the third year were adjusted according to a formula tied to the Consumer Price Index. At the end of fiscal 1999, the Bank's monthly lease payments were $17,278 plus applicable sales tax. Lease payments for the Building and land during 1999 totaled $219,141 including sales tax. The Lease has an initial term of 20 years, which began in August 1987, and has four

5-year renewal options. In the event the Lessor wishes to sell the property, the Bank has a first right of refusal to purchase the property. For accounting purposes, a portion of the lease on the building is treated as a capital asset and is depreciated, and the lease liability is also capitalized and amortized.

         As part of this lease, the Bank subleases nine parking spaces adjacent to the Building in the Palma Sola Shopping Center, along with certain other easements for landscaping, ingress and egress. These rights are leased to the Bank and included under the terms of the lease for the Building.

         Lease payments under the above lease agreements are adjusted annually for increases in the Consumer Price Index. In no event, however, will the lease payments for any lease year be less than the lease payments for the first year of the Lease.

         On October 31, 1994, the Bank opened its first branch in the business district of the City of Holmes Beach on Anna Maria Island in Manatee County. The property was acquired for cash from Crossland Savings & Loan Association of New York and remodeled. As expected, this adversely impacted the earnings of the bank until deposits sufficient to support overhead were achieved in the fourth quarter of 1995.

         The Bank made a cash purchase of another branch on east State Road 64 and opened it in May of 1996. The branch is located in one of the fastest growing residential areas of the county. The building is approximately 10,000 square feet and not only houses the bank's branch but also accounting, deposit operations, and loan operations.

         The bank acquired another branch site for cash on State Road 70 at the entrance to Braden Woods Subdivision in February of 1996. This site is also located in the fast growing residential region of the county. That branch opened for business in January of 1997.

         In December 1997, the bank acquired land for cash for a future branch in the Lakewood Ranch development. In 1999, the Bank purchased a site in Ellenton. The Bank expects to open the Ellenton branch by year-end 2000.

         The growth of the Bank has been such that in January of 2000, the Bank moved its operations department to a rented facility adjacent to the current office. This provided additional room for the Bank's growing operations needs as well as freeing up space for expansion of the branch.

         All of the Bank's branches are growing in their respective markets. The branches have proven to be suitable, adequate and effective as banking facilities and the Bank expects to continue to utilize them fully.

                            ITEM 3. LEGAL PROCEEDINGS

         As of the date of this Annual Report, the Company was involved in one pending legal proceeding. A former employee has claimed that he was unjustly dismissed from his position and separately has claimed that another employee sexually harassed him. The Company asserts that both claims are unfounded. The Company carries liability insurance and the Company's legal counsel with the approval of its insurance company is defending the claims. Although no dollar amount has been claimed in the suit, the Bank's insurance policy carries a $35,000 deductible which is the limit of liability including legal fees.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted for approval by the Bank's shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         As a result of the merger of the bank into the holding company on January 1, 1999 the shareholders of the bank now own 2 shares of holding company stock for each share of Bank stock previously held. Upon the merger, all Bank Common Stock was held by the Holding Company and all previous shareholders of the Bank became shareholders in the Company. Accordingly, there is no active trading market for the Common Stock of the Bank nor is it expected that one will develop. The Company is aware of 22 sale transactions in Company stock that occurred during fiscal 1999 at prices ranging from $11.50 to $16.50 per share. It is also aware of 22 sale transactions in Bank stock that occurred during fiscal 1998 at prices ranging from $21.00 to $28.00 per share (or $10.00 to $13.33 per share when adjusted for the 2 for 1 exchange and the subsequent 5% stock dividend).

         There is no active trading market at the current time for the Common Stock of the Holding Company, and it is not expected that an active trading market will develop in the near future. As of February 20, 2000, there were 557 holders of record of the Common Stock of the Holding Company.

         The Bank paid its first and only cash dividend of $.15 per share in 1991. In 1994 through 1998, the Bank paid annual stock dividends equal to 5% of the shares outstanding each time. On January 1, 1999, the Bank's stock was exchanged two for one for Company stock. The Company also paid a 5% stock dividend in 1999. Future Bank dividends, if any, will be paid to the Holding Company. Future dividend payments to the holders of Common Stock of the Holding Company will be at the discretion of the Board of Directors of the Holding Company and will depend upon factors such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions. The Bank's capital requirements to open branches or acquire other institutions may also impact the Bank's ability to make dividend distributions to the Holding Company thus affecting the Holding Company's ability to pay dividends. Additionally, under certain circumstances, approval of the Comptroller may be required prior to the payment of any dividends by the Bank, which would in turn affect the Holding Company's ability to pay dividends to its shareholders. Future payment of dividends by the Bank to the Holding Company and the Holding Company to its shareholders cannot be guaranteed.

                         Item 6. SELECTED FINANCIAL DATA

                              SELECTED INCOME DATA
                            Years Ended December 31,
                    (000's except per share & dividend data)


                                        1999        1998**       1997        1996        1995
                                      -------      -------      ------      ------      ------
Interest income ................      $11,743      $10,737      $9,277      $7,139      $6,254
Interest expense ...............        5,687        5,659       4,904       3,686       3,091
Net interest income ............        6,056        5,078       4,373       3,452       3,163
Provision for loan losses ......          227          154         255          83         167
Net interest income after
 provision for loan losses .....        5,829        4,924       4,118       3,369       2,996
Other non-interest income ......        1,293          976         711         541         450
Other non-interest expenses ....        5,084        4,572       3,986       3,249       2,826
Income before income taxes .....        2,036        1,328         843         661         619
Provision for income taxes .....          635          459         269         188         141
Net income (loss) ..............        1,402          869         574         473         478
Earnings per share * ...........          .89          .57         .37         .31         .33
Cash dividends declared ........          N/A          N/A         N/A         N/A         N/A

                           SELECTED BALANCE SHEET DATA
                             YEAR ENDED DECEMBER 31
                (000's except per share & outstanding share data)


                                         1999            1998            1997            1996             1995
                                      ----------      ----------      ----------      ----------      ----------
Total assets ...................      $  175,802      $  158,218      $  140,938      $  111,974      $   94,650
Average total assets ...........         167,575         149,129         127,722         101,253          87,890
Net investment securities ......          40,849          41,397          45,182          41,458          34,089
Net loans ......................         120,708          99,279          82,814          58,912          50,372
Total deposits .................         152,184         136,887         121,188          96,978          79,800
Repurchase agreements &
    other borrowed money .......           9,032           7,083           6,461           2,893           3,400
Capital lease obligation .......             505             543             577             607             633
Total stockholders' equity .....          12,575          12,011          11,117          10,321           9,694
Book value per share * .........            7.97            7.65            7.09            6.74            6.56
Average total equity ...........          12,180          11,540          10,606           9,890           9,152
Average common shares
  Outstanding * ................       1,577,869       1,565,187       1,557,917       1,504,192       1,467,789

*Retroactively adjusted for 5% stock dividends paid in 1995 thru 1999 and a two for one stock split in 1999.
**Restated to reflect the consolidation of the Bank and the Company subsequent to the 1998 year-end.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIal:

                                                                         DECEMBER 31

                                          1999                                1998                               1997
                           --------------------------------     -------------------------------     ------------------------------
                             AVERAGE                 YIELD/      AVERAGE                 YIELD/      AVERAGE                YIELD/
                             BALANCE    INTEREST      RATE       BALANCE    INTEREST      RATE       BALANCE   INTEREST      RATE
                            ---------   --------     ------     --------    --------     ------     --------   --------     ------
ASSETS
Interest-earning assets:
      Loans*                $108,557    $ 9,020       8.31%     $ 91,808    $ 7,857       8.56%     $ 73,458    $6,432      8.76%
  Taxable investment
      securities            $ 38,193    $ 2,074       5.43%     $ 42,042    $ 2,516       5.98%     $ 43,594    $2,645      6.07%
  Tax-exempt investment
      securities            $  7,281    $   433       5.95%     $  1,736    $    97       5.59%     $  1,537    $  108      7.03%
  Federal funds sold &
      interest bearing
      bank balances         $  4,498    $   215       4.78%     $  5,015    $   266       5.30%     $  1,713    $   92      5.37%
                            --------    -------       ----      --------    -------       ----      --------    ------      ----
Total interest-earning
      assets                $158,529    $11,743       7.41%     $140,601    $10,736       7.64%     $120,302    $9,277      7.71%

Non-interest-earning
      assets:

Cash and due from banks     $  4,231                            $  3,178                                        $2,754
Premises and equipment
     (net)                  $  4,545                            $  4,550                                        $3,881
Other assets                $  2,048                            $  1,773                                        $1,778
Less allowance for loan
      losses, deferred
      fees & securities
      market valuation      $ (1,778)                           $   (973)                                       $ (993)
                            --------                            --------                                      --------
TOTAL                       $167,575                            $149,129                                      $127,722

                                                                         DECEMBER 31

                                          1999                                1998                               1997
                           --------------------------------     -------------------------------     ------------------------------
                             AVERAGE                 YIELD/      AVERAGE                 YIELD/      AVERAGE                YIELD/
                             BALANCE    INTEREST      RATE       BALANCE    INTEREST      RATE       BALANCE   INTEREST      RATE
                            ---------   --------     ------     --------    --------     ------     --------   --------     ------

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest-bearing
   liabilities:
Demand deposits             $ 18,602     $   225      1.21%     $ 14,626     $  206      1.41%      $ 11,646   $  168       1.44%
Savings deposits            $ 16,746     $   553      3.30%     $ 16,661     $  644      3.87%      $ 10,042   $  336       3.35%
Time deposits               $ 89,621     $ 4,330      4.83%     $ 82,550     $4,348      5.27%      $ 76,263   $4,025       5.28%
Federal funds purchased
   & other borrowed
   money                    $  5,988     $   358      5.98%     $  5,420     $  325      6.00%      $  3,481   $  208       5.98%
Repurchase agreements       $  3,073     $   158      5.14%     $  1,443     $   69      4.78%      $  1,947   $   96       4.93%
Other                       $    523     $    63     12.05%     $    689     $   74     10.78%      $    721   $   79      10.96%
                            --------     -------     -----      --------     ------     -----       --------   ------      -----
Total interest-bearing
   Liabilities              $134,553     $ 5,687      4.23%     $121,389     $5,666      4.67%      $104,100   $4,912       4.72%
Non-interest-bearing
   liabilities:

Demand deposits             $ 19,183                            $ 14,520                            $ 11,569
Other                          1,659                            $  1,680                            $  1,447
                            --------                            --------                            --------
Total Liabilities           $155,395                            $137,589                            $117,116
Shareholders' equity        $ 12,180                            $ 11,540                            $ 10,606
                            --------                            --------
Total                       $167,575                            $149,129                            $127,722
Net interest on earnings                 $ 6,055                             $5,070                            $4,365
Net yield on interest
   earning assets                                     3.82%                              3.40%                              3.63%

* For the purpose of these computations, non-accruing loans are included in the daily average loan amounts outstanding

The following table sets forth a summary of the changes in interest and fees earned and interest paid resulting from changes in volume and changes in rates.


                                                 1999 Compared to 1998              1998 Compared to 1997
                                             Increase (Decrease) Due to *       Increase (Decrease) Due to *
                                             -----------------------------     -----------------------------
                                             Volume       Rate       Net        Volume      Rate       Net
                                             -------     ------    -------     -------     ------    -------
                                                                    (THOUSANDS OF DOLLARS)
Interest earned on:
         Loans (domestic)                    $ 1,440     $(280)    $ 1,160     $ 1,614     $(191)    $ 1,423
         Taxable investment securities       $  (344)    $  33     $  (311)    $   (82)    $ (46)    $  (128)
         Tax-exempt investment securities    $   447     $(157)    $   290     $    23     $ (37)    $   (14)
         Federal funds sold &
           interest bearing balances         $   (28)    $ (24)    $   (52)    $   179     $  (5)    $   174
                                             -------     -----     -------     -------     -----     -------
         Total interest earning assets       $ 1,515     $(428)    $ 1,087     $ 1,734     $(279)    $ 1,455

Interest paid on:
         Demand deposits                     $    56     $ (37)    $    19     $    43     $  (5)    $    38
         Savings deposits                    $     4     $ (94)    $   (90)    $   221     $  87     $   308
         Time deposits                       $   334     $(352)    $   (18)    $   362     $ (39)    $   323
         Federal funds purchased             $    34     $  (1)    $    33     $   116     $   1     $   117
         Repurchase Agreements               $    78     $  11     $    89     $   (25)    $  (2)    $   (27)
         Other                               $   (13)    $   0     $   (13)    $    (4)    $   0     $    (4)
                                             -------     -----     -------     -------     -----     -------
Total interest bearing liabilities           $   493     $(473)    $    20     $   713     $  42     $   755

* The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each

INVESTMENT PORTFOLIO

The following table sets forth the carrying amount (book value) of investment securities at the dates indicated:


                                              December 31
                                       1999       1998       1997
                                     -------    -------    -------
                                        (thousands of dollars)
U.S. Treasury and other U.S.
   Government agencies               $31,581    $36,235    $42,972
States and political subdivisions    $ 8,441    $ 4,299    $ 1,376
Other                                $   827    $   863    $   834
                                     -------    -------    -------
TOTAL                                $40,849    $41,397    $45,182

The following table sets forth the maturities of investment securities at par value on December 31, 1999 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax equivalent adjustments have not been made in calculating yields on obligations of state and political subdivisions. Mortgage backed securities are categorized by average life. Callable bonds are categorized by their projected call date under current market conditions.

                   -----------------Maturing------------------
                             (thousands of dollars)


                                 Within          After One But          After Five But             After
                                One Year       Within Five Years       Within Ten Years          Ten Years              Total
                            ---------------    -----------------     -------------------     ----------------     ----------------
                            Amount    Yield     Amount    Yield       Amount      Yield      Amount     Yield     Amount     Yield
U.S. Treasury                $ 00      N/A      $    00     N/A      $    00        N/A      $   00      N/A      $    00     N/A
U.S. government agencies
         Fixed rate          $ 00      N/A      $ 6,100   5.72%      $ 1,000      6.17%      $   00      N/A      $ 7,100   5.78%
         Floating Rate       $ 00      N/A      $    00     N/A      $    00        N/A      $   00      N/A      $    00     N/A
U.S. government agencies,
   MBS's and CMO's
         Fixed rate          $445    5.80%      $16,563   5.96%      $ 3,000      6.12%      $   00      N/A      $20,008   5.98%
         Floating rate       $ 00      N/A      $   990   5.56%      $   523      5.55%      $1,000    6.07%      $ 2,513   5.76%
States and political
   subdivisions              $ 00      N/A      $   260   3.60%      $ 4,915      4.13%      $3,285    4.39%      $ 8,460   4.21%
Other                        $500    3.46%      $   325   5.90%      $ 2,000      4.01%      $   00      N/A      $ 2,825   4.13%
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                        $945    4.56%      $24,238   5.86%      $11,438      4.87%      $4,285    4.78%      $40,906   5.44%

         LOAN PORTFOLIO

The following table shows the maturity of fixed rate loans outstanding as of December 31, 1999. Also provided are the amounts with maturities beyond one year classified according to the sensitivity changes in interest rates. These numbers exclude loans on non-accrual.

Maturing or Repricing Opportunities


                                 Within           After One But           After
                                One Year        Within Five Years       Five Years        Total
                                --------        -----------------       ----------      --------
Loans with:
   1-4 Family 1st Mortgages      $31,779              $ 9,719             $  937        $ 42,435
   All Other Loans               $38,349              $33,968             $7,255        $ 79,572
                                 -------              -------             ------        --------
Total                            $70,128              $43,687             $8,192        $122,007

         NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

         The following table summarizes the Bank's non-accrual, past due and restructured loans:


                                                                         December 31
                                                                   (Thousands of Dollars)

                                                                   1999              1998
                                                                   ----              ----
         Non-accrual loans:                                         $0               $180
         Accruing loans past
             due 90 days or more:                                   $0               $  0
         Restructured loans:                                        $0               $  0
                                                                    --               ----
                  Total                                             $0               $180
         Interest Income not collected that would
           have been collected under original terms:                $0               $  8
         Commitments to lend additional funds:                      $0               $  0

         POTENTIAL PROBLEM LOANS

         At December 31, 1999 the Bank had no loans for which payments presently are current but the borrowers are experiencing or have recently experienced financial difficulties.

         FOREIGN OUTSTANDINGS - None.

         CERTAIN INTERNATIONAL DEVELOPMENTS - None.

         LOAN CONCENTRATIONS - None. (Loan concentrations are considered to exist when there are amounts lent to a multiple number of borrowers engaged in similar activities that exceed 10% of total loans and would cause them to be similarly impacted by economic or other conditions).

SUMMARY OF LOAN LOSS EXPERIENCE

This table summarizes the Bank's loan loss experience for the years ended December 31, 1999 and 1998.

                                            Year Ended December 31
                                             1999             1998
                                            ------           -------
                                             (thousands of dollars)
Loan Loss Reserve
     Balance at January 1                   $1,070           $   915
Charge-offs:
     Commercial and other loans                  0                 8
     Real estate                                25                 0
     Installment/consumer                       42                 4
                                            ------           -------
  Total Charge-offs                         $   67           $    12
  Recoveries:
     Commercial and other loans             $    3           $    13
     Real estate                                18                 0
     Installment/consumer                        0                 0
                                            ------           -------
  Total Recoveries                          $   24           $    13
Net charge-offs (recoveries)                    43                (1)
Additions charged to operations *              227               154
                                            ------           -------
Loan Loss Reserve
     Balance at December 31                 $1,254           $ 1,070
Ratio of net charge-offs
     to average loans outstanding:             .04%              N/A

*The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, amounts and timing of future cash flows, and management's estimate of future potential losses.

DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:


                                        Year Ended December 31
                                     1999                    1998
                             -------------------    -------------------
                              Amount        Rate     Amount        Rate
                             --------       ----    --------       ----
                                         (thousands of dollars)
Domestic bank offices:
Non-interest-bearing
   demand deposits           $ 19,183          0%   $ 14,520          0%
Interest-bearing demand
   deposits                    18,602       1.21%     14,626       1.41%
Savings deposits               16,746       3.30%     16,661       3.87%
Time deposits                  99,205       4.95%     82,550       5.27%
                             --------       ----    --------       ----
  Total                      $153,736       3.70%   $128,357       4.05%

RETURN ON AVERAGE EQUITY AND AVERAGE ASSETS

The following table shows operating and capital ratios of the Bank for each of the last three years.


                                                         Year Ended December 31
                                                1999              1998               1997
                                               ------             -----              -----
Return on average assets                        0.84%             0.62%              0.45%
Return on average equity                       11.51%             8.01%              5.41%
Dividend pay out ratio                          0.00%             0.00%              0.00%
Average equity to average assets ratio          7.27%             7.74%              8.30%

SHORT-TERM BORROWINGS

The following table shows the distribution of the Bank's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the last three years.


                                  Over Night Funds
                                    Purchased &
                                Securities Sold Under                          Other
                                   Agreements to           Commercial        Short-Term
                                    Repurchase*              Paper           Borrowings
                                ---------------------      ----------        ----------
                                                 (thousands of dollars)
Balance at December 31:
                  1999                $4,032                    $0                $0
                  1998                 2,083                     0                 0
                  1997                 1,461                     0                 0
Weighted average interest
rate at year-end:
                  1999                 5.19%                 0.00%             0.00%
                  1998                 4.01%                 0.00%             0.00%
                  1997                 4.74%                 0.00%             0.00%
Maximum amount outstanding
at any month's end:
                  1999                $7,654                    $0                $0
                  1998                 3,316                     0                 0
                  1997                 5,298                     0                 0
Average amount outstanding
during the year:
                  1999                $4,061                    $0                $0
                  1998                 1,863                     0                 0
                  1997                 2,718                     0                 0
Weighted average interest
rate during the year:
                  1999                 5.26%                 0.00%             0.00%
                  1998                 4.97%                 0.00%             0.00%
                  1997                 5.15%                 0.00%             0.00%

*Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion is to focus on information about the Company and its Bank subsidiary's financial condition and results of operations which is not otherwise apparent from the financial statements included in this annual report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Financial Condition

         The Bank (the Company's only subsidiary) functions as a financial intermediary, and as such, its financial condition should be examined in terms of trends in its sources and uses of funds. The following comparison of average balances indicates how the Bank has managed its sources and uses of funds. Comments in this section relate to annual average amounts, not year-end amounts. Average balances are the average of the monthly averages:

Sources and Uses of Funds Trends


                                                 1999                               1998                      1997
                                   ---------------------------------   ---------------------------------    -------
                                    Average     Amount          %      Average      Amount          %       Average
                                    Balance     Change        Change   Balance      Change        Change    Balance
                                   ---------   --------       ------   -------     --------       ------    -------
                                                           (thousands of dollars)
Funding uses:
  Loans                            $108,557    $ 16,749        18.2%   $ 91,808    $ 18,350        25.0%   $ 73,458
  Taxable investment
     securities                      38,193      (3,822)       (9.1%)    42,015      (1,579)       (3.6%)    43,594
  Tax-exempt investment
     securities                       7,281       5,518       313.0%      1,763         226        14.7%      1,537
  Federal funds sold & Interest
      bearing bank balances           4,049        (966)      (19.3%)     5,015       3,302       192.8%      1,713
                                   --------    --------       -----    --------    --------       -----    --------
Total uses                         $158,080      17,479        12.4%   $140,601    $ 20,299        16.9%   $120,302

Funding sources:
  Demand deposits:
     Non-interest-bearing          $ 19,183    $  4,663        32.1%   $ 14,520       2,951        25.5%   $ 11,569
     Interest-bearing                18,602       3,976        27.2%     14,626       2,980        25.6%     11,646
  Savings deposits                   16,746          85         0.5%     16,661       6,619        65.9%     10,042
  Time deposits                      89,621       7,071         8.6%     82,550       6,287         8.2%     76,263
  Federal funds purchased             5,988         568        10.5%      5,420       1,939        55.7%      3,481
  Repurchase agreements               3,073       1,630       113.0%      1,443        (504)      (25.9)      1,947
  Other                               4,867        (514)        9.6%      5,381          27          .5%      5,354
                                   --------    --------       -----    --------    --------       -----    --------
Total sources                      $158,080      17,479        12.4%   $140,601    $ 20,299        16.9%   $120,302

         The Bank uses its funds primarily to support its lending activities. Average loans increased by $16,749,000 or 18% in 1999 after increasing by $18,350,000 or 25% in 1998.
The increase was largely the result of continued emphasis on lending by bank management and continued economic conditions in the local market.

         Average bond investments, another use of funds, decreased by $3,822,000 or 9% in 1999 to provide funds for loans.

         The bank's increase in earning assets from 1998 to 1999 was funded mainly by increased deposits. The bank sought to grow its loan portfolio in 1999, and to fund this growth, it sought deposits in the local market place. Although deposit growth was from all types of deposits, the bank showed the greatest absolute growth in demand accounts and money market accounts. Certificates of deposit, the Bank's highest cost deposit, grew only modestly in 1999.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

         The primary function of asset/liability management is to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

         Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $1,000,000 at December 31, 1999 representing 3% of the investment securities portfolio, a decrease from the 1998 amount of $17,000,000. This is due to the fact that 1998 had an unusual number of expected maturities and call dates move up as a result of declining rates and the Bank sought to reduce its high liquidity.

         The Bank moderates its liquidity needs by maintaining short term borrowing lines with several regional banks. At year-end, the bank had lines of credit established with other banking institutions totaling $21,000,000.

         Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

         Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at December 31, 1999, are summarized as follows:


                                                           Time Deposits
                                                           -------------
                                                      (thousands of dollars)
3 months or less                                              $ 5,560
Over 3 through 12 months                                       11,374
Over 12 through 36 months                                       6,143
Over 36 months                                                  2,759
                                                              -------
Total                                                         $25,836

         Interest rate sensitivity varies with different types of interest earning assets and interest-bearing liabilities. Overnight federal funds, on which rates change daily, and loans, which are tied to the prime rate, differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and money market accounts are much more interest rate sensitive than passbook savings accounts. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-sensitive earning assets over interest-bearing liabilities.

         The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 1999. For the first year, interest-sensitive assets exceed liabilities by $8,284,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD's and NOW and MMA accounts that are regarded as much less rate sensitive.


                                                              As of December 31
                                                           (thousands of dollars)
                                         0-90             91-365             1-3             Over 3
                                         Days              Days             Years            Years
                                        ------            ------            -----            ------

Interest-sensitive assets              $47,522           $52,127          $ 27,184          $33,863
Interest-sensitive liabilities          43,402            45,228            40,008            3,574
                                       -------           -------          --------          -------
Interest sensitivity gap                 4,120             6,899           (12,824)          30,289
Cumulative gap                         $ 4,120           $11,019          $ (1,805)         $28,484

         The primary interest sensitive assets and liabilities in the one-year maturity range are loans and time deposits. Trying to minimize this gap while maintaining earnings is a continual challenge in a changing interest rate environment and one of the objectives of the Bank's asset/liability management strategy.

CAPITAL RESOURCES

         The Bank maintains a strong capital base to take advantage of business opportunities while ensuring that it has resources to absorb the risks inherent in the business.

         In January 1989, the Federal Reserve Board released new standards for measuring capital adequacy for U.S. banking organizations. In general, the standards require banks and bank holding companies to maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a "risk-adjusted" basis, certain off-balance-sheet activities such as loan commitments.

         The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. For the Bank, Tier 1 capital consists of common shareholders' equity. Tier 2 capital consists of allowance for loan and lease losses. All banks must maintain a minimum leverage ratio of Tier 1 capital to total assets of 3%. To be considered adequately capitalized, banks are required to meet a minimum ratio of 8% of qualifying total Tier 1 and Tier 2 capital to risk-adjusted total assets and at least 4% ratio of Tier 1 capital to total assets. The Bank had corresponding ratios of 12.3% and 7.6% at year-end or almost 2 times the regulatory minimums to be adequately capitalized. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

The table below illustrates the Bank's regulatory capital ratios at December 31


                                               1999                                1998
                                             --------                            -------
                                                        (thousands of dollars)
Tier 1 Capital                               $ 13,361                            $12,025
Tier 2 Capital                               $  1,254                            $ 1,070
                                             --------                            -------
Total Qualifying Capital                     $ 14,615                            $13,095
Risk Adjusted Total Assets
  (including off-balance exposures)          $118,776                            $96,638
Tier 1 Risk-Based Capital Ratio                11.25%                             12.44%
Total Risk-Based Capital Ratio                 12.30%                             13.55%
Leverage Ratio                                  7.60%                              7.56%

RELATIONSHIP BETWEEN SIGNIFICANT FINANCIAL RATIOS

The following table illustrates this relationship where the percent return on equity times the percent of earnings retained equals the internal capital growth percentage:


                                         1999          1998         1997
                                         -----         ----         ----
Return on average equity                 11.5%         8.0%         5.4%
Earnings retained                         100%         100%         100%
Internal capital growth                  11.7%         8.5%         7.7%

         From a level of 7.7% in 1997, the rate of internal capital growth has increased to 8.5% in 1998 and 11.7% in 1999. This increasing growth rate is directly related to the increasing profitability of the bank.

         To maintain adequate capital, the Bank and the Company will continue their efforts to maintain its level of earnings and will give appropriate consideration to capital needs for expansion and growth before determining annual dividend pay out to the Holding Company or to shareholders.

RESULTS OF OPERATIONS

         The Company's net income for 1999 was $1,402,000, an increase of 62% over 1998 earnings of $869,000 and also up from 1997 earnings of $574,000. On a per share basis, net income for the similar periods were $.89, $.57 and $.37 after retroactively adjusting for annual 5% stock dividends and the two for one split in 1999.

         Income improved significantly from 1998 to 1999, despite the growth in overhead due to opening of and investment sales subsidiary of the Bank and expansion of the Trust Department. Net interest income was up by $978,000 for 1999 over 1998, and other income was up by $317,000. This $1,295,000 of increased revenues was offset by two factors. First, operating expenses had an increase of $512,000 or 12% due almost exclusively to the 11% growth in the asset size of the Company and the new investment sales division and expansion of our Trust area. The Bank's expense for contribution to its Loan Loss Reserve increased by $73,000 higher than 1998 due to continued growth of the loan portfolio and continued low loan losses.

         Net interest income is the major component of the Bank's earning capacity. It represents the difference or spread between interest income on earning assets (primarily loans, investment securities and Federal funds sold) and interest expense on interest-bearing liabilities (primarily deposits). The spread is considered positive when interest-earning assets exceed interest-paying liabilities. Net interest income is also affected by changes in interest rates earned and interest rates paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities.

         To the extent possible, the Bank follows a strategy intended to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. At December 31, 1999, approximately 75% of the loan portfolio was repriceable or expected to repay within one year.

         Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on equity and return on assets. The Bank's return on average equity was 11.5% in 1999, up from 8.0% in 1998, and up from 5.4% in 1997. This is the result of the bank's earnings growth. The bank's earnings grew at a faster than its assets in 1999 and 1998 resulting in the bank's return on assets (ROA) increasing from .45 in 1997 to
 .62 in 1998 and to .84 in 1999. In 1995, the Board of Directors adopted a strategy of growth for the bank knowing that the increased overhead would impact the bank's earnings for several years. The strategy anticipated that increased revenues would eventually offset the substantial increase in overhead resulting from branch openings. This has in fact happened and with the slower growth in overhead expenses, earnings have begun to improve.

LOANS

Loan Portfolio

The following table shows the Bank's loans distribution at the end of each of the last two years.


                                                    December 31
                                               1999             1998
                                             --------         --------
                                                (Thousand of dollars)
Domestic Loans:
     Commercial and Other                    $ 13,205         $ 10,536
     Real estate-construction                  14,302            3,711
     Real estate - Residential                 44,854           43,944
     Real estate - Other                       43,718           40,221
     Installment/Consumer                       5,883            1,948
                                             --------         --------
        Total domestic loans                 $121,962         $100,360

         Real estate mortgage loans at year-end 1999 and 1998 comprised the greatest percentage of total loans. Commercial non-real estate and consumer loans were approximately 11% and 5% respectively at the year-end 1999. The growth in loans outstanding at year-end 1999 was the result of an initiative by management to grow the loan portfolio. Given the current economic conditions, the growth of gross loans outstanding should continue in 2000.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's methodology to determine the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio.

         Each credit on the Bank's internal loan "watch list" is evaluated periodically to estimate potential losses. In addition, minimum estimates for each category of watch list credits also are provided based on management's judgment of past loan loss experience and other factors. The total of reserves resulting from this analysis is "allocated" reserves. The amounts specifically provided for individual loans and pools of loans are supplemented by an unallocated amount for loan losses. This unallocated amount is determined based on judgments regarding risk of error in the specific allocation, other potential exposure in the loan portfolio, economic conditions and trends, amounts and timing of future cash flows, and other factors.

COMPOSITION OF ALLOWANCE FOR LOAN LOSSES

This table shows an allocation of the allowance for loan losses as of the last two-year ends:


                                         December 31, 1999                      December 31, 1998
                                    --------------------------            ---------------------------
                                                   Percent of                            Percent of
                                                 Loans in each                          Loans in each
                                                  category to                            category to
                                     Amount       Total Loans             Amount         Total Loans
                                    -------      -------------            ------        -------------
                                                        (thousands of dollars)
Commercial, Commercial RE,
   Construction & Agricultural       $  257           59%                 $  192              53%
Real estate-residential                 143           37%                    139              44%
Consumer                                 75            5%                      3               3%
Special allocations                       0            0%                     27               0%
Unallocated                          $  779            0%                 $  709               0%
                                     ------          ---                  ------             ---
        Total                         1,254          100%                 $1,070             100%

         The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.

         In 1999 the allowance for loan losses approximates 1.03% of loans, down slightly from 1.07% in 1998. The allowance for loan losses is changed when management determines that the prospects of recovery of the principal or interest of a loan or lease are doubtful. Subsequent recoveries, if any, are credited to the allowance. Real estate mortgage loans are written down to fair value upon the earlier receipt of a deed in lieu of foreclosure, upon completion of foreclosure proceedings, or upon in-substance foreclosure. Commercial and other loan charge-offs are made based on management's on-going evaluation of non-performing loans. At year-end, the Bank had no "impaired" loans under SFAS 114, which became effective on January 1, 1995.

NON-PERFORMING ASSETS

         Non-performing assets include non-accrual, accruing loans past due 90 days or more, and other real estate, which includes foreclosures, deeds in lieu of foreclosure and in-substance foreclosures. A loan is classified as an in-substance foreclosure when the borrower has little or no equity in the collateral and the Bank can reasonably expect proceeds for repayment only from the operation or sale of the collateral.

         A loan generally is classified as non-accrual when full collection of principal or interest is doubtful or a loan becomes 90 day past due as to principal or interest. Unless management determines that the estimated net realizable value of the collateral is greater than the unpaid principal and interest, interest accrual is discontinued. Unpaid interest previously credited to income in the current year is reserved; and unpaid interest accrued in prior years is charged to the allowance for loan losses. A non-performing loan is returned to performing status when the loan is brought current and has performed in accordance with contract terms for a period of time.


                                                       Distribution of
                                                    Non-performing Assets
                                                         December 31
                                                   1999              1998
                                                  ------           -------
                                                   (thousands of Dollars)
Commercial, Commercial RE,
         & Construction                             $ 0              $  0
Residential RE                                        0               180
Installment/Consumer                                  0                 0
                                                    ---              ----
         Total non-performing loans                 $ 0              $180
Other real estate owned                               0                 0
Other Assets                                         29                 0
Debt Security                                         0                 0
                                                    ---              ----
         Total non-performing assets                $29              $180
Non-performing loans to
   year-end loans                                   .02%             0.18%
Non-performing assets to year-end
   loans and other real estate owned                .02%             0.18%

         Management continually reviews any non-performing assets and any uncollectible portions of the asset have been charged off. When the Bank has non-performing assets, management strives to assure that the amounts reflected on the books fairly represent the net realizable value of that asset. However, the time required to liquidate the asset is undeterminable due to the time required to proceed through the court systems and the time required to market the collateral.

         At year-end 1999 there were no non-accrual loans and consequently there was no additional interest income that would have been recorded. In 1998, there was $8,000 of additional interest income that would have been recorded, if all non-accrual loans had been current in accordance with their original terms.

         At December 31, 1999, the Bank had $52,000 of criticized "watch" loans which were not included in the 90 day past due or non-accrual categories where the borrowers are currently experiencing or have recently experienced financial difficulties but are current on their payments. This is up slightly from $38,000 at December 31, 1998.

         At December 31, 1999, the Bank had no commitments to lend additional funds with respect to non-performing loans.

         In evaluating loan portfolio risk, management believes that any significant future increases in non-performing loans are dependent to a large extent on the economic environment. In a deteriorating or uncertain economy, management applies more conservative assumptions when assessing the future prospects of borrowers and when estimating collateral values. This may result in a higher number of loans being classified as non-performing.

INCOME TAXES

         The Bank's effective tax rate was 31% in 1999 compared to 33% for 1998. The effective rate is lower than the statutory rate primarily due to certain tax-exempt interest income. The effective tax rate was lower in 1999 due primarily to increased tax-exempt income.

REGULATORY MATTERS

The Bank is not currently under any special agreements with the Office of the Comptroller of the Currency nor is bank management aware of any violations of any banking regulation.

IMPACT OF INFLATION AND CHANGING PRICES

         The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Another significant effect of inflation is on other expenses, which tend to rise during periods of general inflation.

         Management believes the most significant impact on financial results is the Bank's ability to react to changes in interest rates. As discussed previously, management is attempting to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item is incorporated herein by reference to the information set forth under the following captions contained in this Form 10-K:

         (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations"--Liquidity and Interest Rate Sensitivity Management.

         (ii) PART II - Item 6. -- "Selected Financial Data" - Investment Portfolio

         (iii)    PART II - Item 6. -- "Selected Financial Data" - Loan
                  Portfolio

         (iv) PART II - Item 14. -- "Financial Statements of First National Bancshares, Inc.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company and the related notes thereto required by Subpart I have been included immediately following Item 14 in Part IV of this Annual Report.

         The supplementary financial information requested by Section 11.832 is not applicable.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Since July 18, 1986 (the date of inception of the Bank, the Company's subsidiary), the Bank nor the Company have had no disagreements with its independent certified public accountants regarding accounting and financial disclosure and there has been no change in accounting firms since 1994. The accounting firm of Christopher, Smith, Leonard, Bristow, Stanell, and Wells, P.A. is currently employed by the Company to perform its annual audit and its financial report is included in this annual report.

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

A.       DIRECTORS

         The information required by Item 10 pertaining to directors of the Company is incorporated herein by reference to the sections entitled "Election of Directors" and "Committees of the Board of Directors and Certain Meetings" in the definitive proxy statement of the Holding Company of the Bank for its 2000 Annual Meeting of Shareholders, pages one through four. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Bank's fiscal year ended December 31, 1999 at the time it is mailed to the shareholders.

B.       EXECUTIVE OFFICERS

         With respect to Francis I. duPont, III, the Chairman of the Board and Chief Executive Officer of the Company, and Glen W. Fausset, President of the Company, who are also directors of the Company, the information required by Item 10 pertaining to the Company's executive officers is incorporated herein by reference to the section entitled "Election of Directors" in the definitive proxy statement of the Holding Company of the Bank for its 2000 Annual Meeting of Shareholders, pages 1 through 3, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Bank's fiscal year ended December 31, 1999 at the time it is mailed to the shareholders..

         There are no other executive officers of the Company. The executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board.

         ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the sections entitled "Executive Compensation," and "Compensation Pursuant to Plans" in the definitive proxy statement of the Holding Company of the Bank for its 2000 Annual Meeting of Shareholders, pages 6 through 8, which will be filed with the Securities and Exchange Commission 120 days of the end of the Bank's fiscal year ended December 31, 1999 at the time it is mailed to the shareholders.

Change of Control Agreements

         In 1997, the Board of Directors of the Bank entered into "Agreements" with Messrs. duPont and Fausset providing for compensation to them in the event of a change of the controlling interest of the Bank or dismissal without cause. This Company joined in these agreements in 1999. The agreements provide for the payment of three times base compensation upon a change of control of the Bank or the Company or a dismissal without cause.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections entitled "Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the definitive proxy statement of the Holding Company of the Bank for its 2000 Annual Meeting of Shareholders, pages 2 and 9, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1999 at the time it is mailed to the shareholders.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the definitive proxy statement of the Holding Company of the Bank for its 2000 Annual Meeting of Shareholders, page 5 and 6, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 1999 at the time it is mailed to the shareholders.

                                     PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

                  (a) Documents filed as part of this Annual Report on Form
                      10-K:

                      (1) Financial Statements and Schedules

                           (i)   Report of Independent Auditors' Report....  F-1
                           (ii)  Balance Sheets............................  F-2
                           (iii) Statements of Income .....................  F-3
                           (iv)  Statements of Stockholders' Equity........  F-4
                           (v)   Statements of Cash Flows .................  F-5
                           (vi)  Notes to Financial Statements ............  F-6

                      (2) All Schedules have been included as an exhibit to this Annual Report on Form 10-K or the information is included elsewhere in the financial statements or notes thereto.

                      (3) The exhibits required to be filed herewith are listed on the "Exhibits Index" on the following page

                  (b) Reports on form 8-K

                  There were no reports on Form 8-K filed by the Company during the last quarter of the fiscal year ended December 31, 1999.

                                  EXHIBIT INDEX

Exhibit Number                     Description of Document
--------------                     -----------------------
    2* Consolidation Agreement dated as of September 17, 1998, by and between First National Bank of Manatee and Manatee Interim Bank, National Association, joined in by First National Bancshares, Inc.

    3.1** Amended and Restated Articles of Incorporation of First National Bancshares, Inc.

    3.2**         Bylaws of First National Bancshares, Inc.

    11***         Statement regarding computation of per share earnings.

    23            Consent of Christopher, Smith, Leonard, Bristow, Stanell, and
                  Wells, P. A.

    27            Financial Data Schedule (for SEC use only)

         * incorporated by reference as Appendix I included in the Company's S-4 Registration Statement, as filed with the Securities and Exchange Commission on July 31, 1998 (Registration No. 333-60283).

         ** incorporated by reference to the exhibits included in the Company's S-4 Registration Statement, as filed with the Securities and Exchange Commission on July 31, 1998 (Registration No. 333-60283).

         *** incorporated by reference to the Income Statement on page F-3 of the Consolidated Financial Statements of First National Bancshares, Inc., as contained in this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FIRST NATIONAL BANCSHARE, INC.

March 8, 2000                                    By: /s/ Glen W. Fausset
-------------                                    ------------------------------
   (Date)                                        Glen W. Fausset, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Signature                                     Title                           Date
         ---------                                     -----                           ----
/s/ Francis I. duPont, III                Chairman of the Board and Chief         March 8, 2000
---------------------------------         Executive Officer
    Francis I. duPont, III

/s/ Glen W. Fausset                       President and Director                  March 8, 2000
---------------------------------
    Glen W. Fausset

/s/ Robert C. Matejcek                    Treasurer                               March 8, 2000
---------------------------------
    Robert C. Matejcek

/s/ Beverly Beall                         Director                                March 8, 2000
---------------------------------
    Beverly Beall

/s/ Robert G. Blalock                     Director                                March 8, 2000
---------------------------------
    Robert G. Blalock

/s/ Allen J. Butler                       Director                                March 8, 2000
---------------------------------
    Allen J. Butler

/s/ Rosemary R. Carlson                   Director                                March 8, 2000
---------------------------------
    Rosemary R. Carlson

/s/ Stephen J. Korcheck, Ph. D.           Director                                March 8, 2000
---------------------------------
    Stephen J. Korcheck, Ph. D.


/s/ Wm. J. Thompson                       Director                                March 8, 2000
---------------------------------
    Wm. J. Thompson, D.D.S

/s/ Raymond A. Weigel, III                Director                                March 8, 2000
---------------------------------
    Raymond A. Weigel, III

/s/ Dan C. Zoller                         Director                                March 8, 2000
---------------------------------
    Dan C. Zoller

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================


                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----


INDEPENDENT AUDITORS' REPORT                                               F-1

CONSOLIDATED FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                         F-2

       CONSOLIDATED STATEMENTS OF INCOME                                   F-3

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                     F-4

       CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-5


NOTES TO FINANCIAL STATEMENTS                                       F-6 - F-21

                          INDEPENDENT AUDITORS' REPORT





TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
FIRST NATIONAL BANCSHARES, INC.
BRADENTON, FLORIDA


We have audited the accompanying consolidated balance sheets of First National Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.





                                       CHRISTOPHER, SMITH, LEONARD,
                                       BRISTOW, STANELL & WELLS, P.A.

January 25, 2000


                                    - F-1 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

===============================================================================

                                     ASSETS

                                            1999                 1998
                                        -------------       -------------

Cash and due from banks                 $   6,972,750       $  10,404,305
Federal funds sold                                -0-             950,000
                                        -------------       -------------

  Cash and cash equivalents                 6,972,750          11,354,305
                                        -------------       -------------


Investment securities:
  Available-for-sale                       37,349,586          30,491,396
  Held-to-maturity                          3,499,838          10,905,615
                                        -------------       -------------
    (Market value of $40,440,827
    and $41,297,297, respectively)         40,849,424          41,397,011
                                        -------------       -------------



Loans                                     122,007,444         100,360,269
  Less allowance for loan losses           (1,253,945)         (1,070,164)
  Less deferred loan fees                     (45,997)            (11,177)
                                        -------------       -------------
                                          120,707,502          99,278,928
                                        -------------       -------------



Bank premises and equipment, net            4,856,157           4,696,529
Accrued interest receivable                   963,616             871,399
Deferred income taxes                         838,371             195,279
Other assets                                  614,175             424,928
                                        -------------       -------------
                                            7,272,319           6,188,135
                                        -------------       -------------


TOTAL ASSETS                            $ 175,801,995       $ 158,218,379
                                        =============       =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  1999                 1998
                                              -------------       -------------
Liabilities:
  Deposits:
    Non-interest bearing deposits             $  20,528,051       $  16,672,918
    Interest bearing demand
      and NOW deposits                           19,088,016          17,517,732
    Money market deposits                        21,247,277          15,554,842
    Savings deposits                             16,333,431          16,917,018
    Time deposits                                74,987,292          70,224,171
                                              -------------       -------------
                                                152,184,067         136,886,681

  Accrued interest payable                        1,050,692           1,066,728
  Accrued expenses and other
    liabilities                                     454,939             452,240
  Capital lease obligation                          505,145             543,102
  Securities sold under agreements
    to repurchase and over night funds            4,032,393           2,083,482
  Other borrowed funds                            5,000,000           5,182,500
                                              -------------       -------------
                                                 11,043,169           9,328,052
                                              -------------       -------------
      Total liabilities                         163,227,236         146,214,733
                                              -------------       -------------

  Commitments (NOTES 6 and 12)                          -0-                 -0-

Minority interest (deficit)                             -0-              (7,035)

  Stockholders' equity:
    Common stock, .10 par value,
      2,500,000 shares authorized:
      1,577,869 and 751,478 shares
      issued and outstanding                        157,787              75,148
    Capital in excess of par value                9,670,361           8,591,848
    Retained earnings 3,540,006 3,303,005

    Accumulated other comprehensive income         (793,395)             40,680
                                              -------------       -------------

        Total stockholders' equity               12,574,759          12,010,681
                                              -------------       -------------


    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                    $ 175,801,995       $ 158,218,379
                                              =============       =============




===============================================================================

  The accompanying notes are an integral part of these financial statements.



                                    - F-2 -

===============================================================================
                        FIRST NATIONAL BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,

===============================================================================


                                           1999              1998            1997
                                        -----------      -----------      ----------

Interest income:
  Interest and fees on loans            $ 9,020,590      $ 7,857,716      $6,431,672
                                        -----------      -----------      ----------
  Interest on investment
    securities:
      U.S. Treasury and Govern-
        ment agencies                     2,133,434        2,456,180       2,600,834
      State and political sub-
        divisions - tax-exempt              315,390           97,131         108,003
                 Other                      252,542          249,771         106,443
                                        -----------      -----------      ----------
                                          2,701,366        2,803,082       2,815,280
                                        -----------      -----------      ----------

  Interest on federal funds sold             21,006           76,120          29,993
                                        -----------      -----------      ----------

    Total interest income                11,742,962       10,736,918       9,276,945
                                        -----------      -----------      ----------

Interest expense:
  Deposits                                4,033,943        4,121,385       3,591,974
  Time deposits of $100,000
    or more                               1,074,401        1,076,308         936,788
  Short-term borrowings                     515,601          384,478         261,014
  Capital lease obligation                   63,130           67,402          71,193
  Federal funds purchased                       139            9,154          42,857
                                        -----------      -----------      ----------

    Total interest expense                5,687,214        5,658,727       4,903,826
                                        -----------      -----------      ----------

    Net interest income                   6,055,748        5,078,191       4,373,119
                                        -----------      -----------      ----------

Provision for loan and debit
     card losses                            227,050          154,170         254,821
                                        -----------      -----------      ----------

Net interest income after
  provision for loan losses               5,828,698        4,924,021       4,118,298

Other income:
  Service charges on deposit
    accounts                                429,647          349,365         277,468
  Investment securities gains, net           35,496           11,528           2,777
  Other real estate owned income                -0-            5,030             -0-
  Trust fee income                          426,801          317,019         191,774
  Bradenton Securities income               174,464              -0-             -0-
  Other                                     226,123          235,502         239,008
  Loan fees                                     -0-           57,174             -0-
                                        -----------      -----------      ----------

    Total other income                    1,292,531          975,618         711,027
                                        -----------      -----------      ----------



                                           1999              1998            1997
                                        -----------      -----------      ----------
Other expenses:
  Salaries and employee benefits        $2,696,762      $ 2,205,987       $1,920,626
  Occupancy                                498,275          467,594          438,780
  Legal, accounting and
    examination fees                       186,803          159,689          172,558
  FDIC assessment                           16,036           14,471           12,174
  Equipment                                456,226          382,815          320,034
  Stationery, printing and
    postage                                209,156          170,527          155,622
  Data processing                          278,818          294,865          296,626
  Directors' fees                          124,325          111,051           97,182
  Advertising                               59,116           30,184           38,938
  Other                                    554,792          666,719          533,947
  Mortgage company expense                   4,228           74,961              -0-
  Minority interests in net loss
    of consolidated subsidiary                 -0-           (7,115)             -0-
                                        ----------      -----------       ----------

    Total other expenses                 5,084,537        4,571,748        3,986,487
                                        ----------      -----------       ----------

Income before income taxes               2,036,692        1,327,891          842,838

Provision for income taxes                 634,900          458,800          269,100
                                        ----------      -----------       ----------

Net income                              $1,401,792      $   869,091       $  573,738
                                        ==========      ===========       ==========


Per share data:
  Basic EPS                             $      .89      $       .57       $      .37
                                        ==========      ===========       ==========

Weighted average shares
  outstanding                           $1,577,869      $ 1,565,187       $1,557,910
                                        ==========      ===========       ==========

  Diluted EPS                           $      .85      $       .55       $      .35
                                        ==========      ===========       ==========

Adjusted weighted average
       shares outstanding               $1,645,952      $ 1,623,752       $1,628,070
                                        ==========      ===========       ==========

====================================================================================


  The accompanying notes are an integral part of these financial statements.



                                    - F-3 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

===============================================================================


                                                      COMMON STOCK               CAPITAL IN
                                              ----------------------------        EXCESS OF
                                                SHARES            AMOUNT          PAR VALUE
                                              ----------       -----------       -----------

BALANCE AT
  DECEMBER 31, 1996                              661,207       $ 3,306,035       $ 3,628,419
                                              ----------       -----------       -----------

Net income                                           -0-               -0-               -0-
Change in valuation
  allowance, net of income
  taxes of $81,072                                   -0-               -0-               -0-
                                              ----------       -----------       -----------
Total comprehensive income                           -0-               -0-               -0-

5% stock dividend                                 33,512           167,560           502,680
Exercise of stock options                         22,363           111,815           104,354
Repurchase of stock                               (5,882)          (29,410)          (70,584)
                                              ----------       -----------       -----------

BALANCE AT
  DECEMBER 31, 1997                              711,200         3,556,000         4,164,869
                                              ----------       -----------       -----------

Net income                                           -0-               -0-               -0-
Change in valuation
       allowance, net of
       income taxes of $5,330                        -0-               -0-               -0-
                                              ----------       -----------       -----------
              Total comprehensive income             -0-               -0-               -0-

5% stock dividend                                 35,630           178,150           748,272
Exercise of stock options                          7,624            38,120            44,081
Repurchase of stock                               (2,976)          (14,880)          (47,616)
Change in par value due to merger                    -0-        (3,682,242)        3,682,242
                                              ----------       -----------       -----------

BALANCE AT
  DECEMBER 31, 1998                              751,478            75,148         8,591,848
                                              ----------       -----------       -----------

Net income                                           -0-               -0-               -0-
Change in valuation
  allowance, net of income
  taxes of $502,583                                  -0-               -0-               -0-
                                              ----------       -----------       -----------
Total comprehensive income                           -0-               -0-               -0-

2 for 1 exchange                                 751,478            75,148           (75,148)
5% stock dividend                                 74,913             7,491         1,153,661
                                              ----------       -----------       -----------

BALANCE AT
  DECEMBER 31, 1999                            1,577,869       $   157,787       $ 9,670,361
                                              ==========       ===========       ===========


                                                                    ACCUMULATED
                                                                      OTHER
                                                 RETAINED          COMPREHENSIVE
                                                EARNINGS              INCOME            TOTAL
                                              -----------       --------------      ------------

BALANCE AT
  DECEMBER 31, 1996                           $ 3,488,903       $     (102,702)     $ 10,320,655
                                              -----------       --------------      ------------
                                                  573,738                  -0-           573,738
Net income
Change in valuation
  allowance, net of income
  taxes of $81,072                                    -0-              134,537           134,537
                                              -----------       --------------      ------------
Total comprehensive income                        573,738              134,537           708,275

5% stock dividend                                (676,549)                 -0-            (6,309)
Exercise of stock options                         (21,585)                 -0-           194,584
Repurchase of stock                                   -0-                  -0-           (99,994)
                                              -----------       --------------      ------------

BALANCE AT                                      3,364,507               31,835        11,117,211
  DECEMBER 31, 1997                           -----------       --------------      ------------


Net income                                        869,091                  -0-           869,091
Change in valuation
       allowance, net of
       income taxes of $5,330                         -0-                8,845             8,845
                                              -----------       --------------      ------------
              Total comprehensive income          869,091                8,845           877,936

5% stock dividend                                (930,593)                 -0-            (4,171)
Exercise of stock options                             -0-                  -0-            82,201
Repurchase of stock                                   -0-                  -0-           (62,496)
Change in par value due to merger                     -0-                  -0-               -0-
                                              -----------       --------------      ------------

BALANCE AT
  DECEMBER 31, 1998                             3,303,005               40,680        12,010,681
                                              -----------       --------------      ------------

Net income                                      1,401,792                  -0-         1,401,792
Change in valuation
  allowance, net of income
  taxes of $502,583                                   -0-             (834,075)         (834,075)
                                              -----------       --------------      ------------
Total comprehensive income                      1,401,792             (834,075)          567,717

2 for 1 exchange                                      -0-                  -0-               -0-
5% stock dividend                              (1,164,791)                 -0-            (3,639)
                                              -----------       --------------      ------------

BALANCE AT
  DECEMBER 31, 1999                           $ 3,540,006       $     (793,395)     $ 12,574,759
                                              ===========       ==============      ============

================================================================================================


   The accompanying notes are an integral part of these financial statements.


                                    - F-4 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

===============================================================================


                                                       1999               1998                1997
                                                   ------------       ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  1,401,792       $    869,091       $    573,738
  Adjustments to reconcile net income
    to net cash from operating
    activities:
  Minority interests in net loss of
    consolidated subsidiaries                               -0-              7,115                -0-
      Depreciation and leasehold
        amortization                                    430,589            400,807            353,002
      Net amortization of premiums and
        accretion of discounts on
        investment securities                            71,232             42,923             11,183
      Amortization of deferred loan fees                 34,820            (30,250)            45,225
      Allowance for loan losses                         159,902            142,542            261,599
      Deferred income taxes                             140,800            (22,766)           (43,200)
      Investment securities gains realized              (35,496)           (11,528)            (2,777)
      Loss (gain) on disposition of equipment               175             (6,113)            (7,135)
      (Increase) decrease in accrued
        interest receivable                             (92,217)            48,002            (45,299)
      (Increase) decrease in other assets              (189,247)           (22,184)             4,286
      Increase (decrease) in accrued interest
        payable                                         (16,036)            90,333            140,209
      Increase (decrease) in accrued
        expenses and other liabilities                    2,702           (166,013)           278,826
                                                   ------------       ------------       ------------
  Net cash provided by operating
    activities                                        1,909,016          1,341,959          1,569,657
                                                   ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of
    investment securities                            15,747,404         13,850,584          6,024,540
  Purchase of investment securities, net            (16,849,235)       (10,096,866)        (9,533,350)
  Loans originated, net of principal
    collections                                     (21,647,175)       (16,590,125)       (24,242,069)
  Purchase of bank premises and
    equipment                                          (587,644)          (434,438)        (1,245,745)
  Proceeds from sale of equipment                           -0-              8,000              8,190
  Recoveries on loans charged off                        23,879             12,736             25,679
                                                   ------------       ------------       ------------
  Net cash provided by (used in)
    investing activities                            (23,312,771)       (13,250,109)       (28,962,755)
                                                   ------------       ------------       ------------



                                                       1999               1998                1997
                                                   ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand
    deposits and savings deposits                    10,534,265       $ 13,500,814       $ 12,935,456
  Net increase in time deposits                       4,763,121          2,197,823         11,274,269
  Increase (decrease) in securities sold
    under agreements to repurchase                    1,448,911            622,419           (182,160)
  Increase (decrease) in federal funds
    purchased and other borrowed funds                  317,500            182,500          3,750,000
  Proceeds from issuance of common stock                    -0-             19,705             94,590
  Cash in lieu of fractional shares for
    stock dividend                                       (3,640)            (4,171)            (6,309)
  Principal payments under capital lease
    obligations                                         (37,957)           (33,686)           (29,894)
                                                   ------------       ------------       ------------

  Net cash provided by
    financing activities                             17,022,200         16,485,404         27,835,952
                                                   ------------       ------------       ------------

  Net increase (decrease) in cash and
    cash equivalents                                 (4,381,555)         4,577,254            442,854

  Cash and cash equivalents at
    beginning of year                                11,354,305          6,777,051          6,334,197
                                                   ------------       ------------       ------------

  Cash and cash equivalents at
    end of year                                    $  6,972,750       $ 11,354,305       $  6,777,051
                                                   ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  Cash payments for interest                       $  5,703,250       $  5,568,394       $  4,763,617
                                                   ============       ============       ============

  Cash payments for income taxes                   $    799,570       $    488,361       $     74,362
                                                   ============       ============       ============


=====================================================================================================


  The accompanying notes are an integral part of these financial statements.


                                    - F-5 -

===============================================================================
                        FIRST NATIONAL BANCSHARES, INC.

                         NOTES TO FINANCIAL STATEMENTS

===============================================================================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of First National Bancshares, Inc. and its subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. Assets held in a fiduciary capacity by the trust and securities departments are not included in the financial statements. The following summarizes the more significant of these policies.

         Nature of Operations - First National Bancshares, Inc. (Bancshares) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary First National Bank and Trust (the Bank). The Bank operates under a national bank charter and provides full banking services, including trust services. As a national bank, the Bank is subject to regulation of the office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. The principal area served by First National Bank and Trust in Manatee County, Florida and services are provided at four offices.

         Consolidation with Holding Company

         The shareholders of First National Bank of Manatee approved a Consolidation Agreement pursuant to which Manatee Interim Bank a wholly owned subsidiary of First National Bancshares, Inc. was consolidated with and into the Bank under the charter of the Bank on January 1, 1999. The Interim Bank was organized solely for the purpose of this transaction. Effective January 1, 1999, as a result of the consolidation, the Holding Company acquired all of the outstanding shares of capital stock of the Bank, thereby becoming a one bank holding company. Under the terms of the Agreement, each one of the outstanding shares of the Bank's common stock was exchanged for two shares of the Holding Company's common stock so that each shareholder of the Bank became a shareholder of the company. Accordingly, all historical financial information of the Corporation has been restated as if the combining companies had been consolidated for all periods herein.

         Principles of Consolidation

         The consolidated financial statements include the accounts of First National Bancshares, Inc. and its wholly owned subsidiary, First National Bank and Trust, and the Bank's wholly owned subsidiary Bradenton Securities, Inc. All material intercompany transactions have been eliminated in consolidation.

         Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                    - F-6 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Securities Held-To-Maturity and Available-For-Sale - The Bank follows Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Bank to segregate its investment portfolio into trading, available-for-sale and held-to-maturity classifications. The Bank does not hold any equity securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

         Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at quoted market value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The Bank does not have a trading portfolio.

         The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses and declines in value judged to be other than temporary are included in net investment securities gains. The cost of securities sold is based on the specific identification method.

         Loans and Allowance for Loan Losses - Loans are stated at the amount of unpaid principal, reduced by deferred loan fees and an allowance for loan losses. Interest income is recognized using the simple interest method on daily balances of principal amounts outstanding.

         Accrual of interest is discontinued on a loan (including a loan impaired under Statement of Financial Accounting Standards (SFAS) No.
         114) when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Classification of a loan as non-accrual is not necessarily indicative of a potential loss of principal.

         The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that collectibility is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, the amounts and timing of future cash flows from impaired loans, and current economic conditions that may affect the borrowers' ability to pay.


                                    - F-7 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         The Bank follows Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan". Under the standard, allowance for loan losses related to loans that are identified for evaluation under SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate on the fair value of the collateral for certain collateral dependent loans. At December 31, 1998 there was one impaired loan with a recorded value of $135,876. $27,100 was reserved against this loan and included in the reserve for loan losses. At December 31, 1999, there were no impaired loans under SFAS No. 114.

         Loan Origination Fee Income - Non-refundable fees and costs associated with originating or acquiring loans are recognized over the lives of the related loans as adjustments to interest income.

         Bank Premises and Equipment - Bank premises and equipment owned, leasehold improvements, and assets held under capital lease are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined primarily on the straight-line method over the estimated useful lives of the assets, which range from three to twelve years for office furniture and equipment and twenty to twenty-five years for the Bank's building and leasehold improvements. Maintenance and repairs are charged to expense as incurred. Renewals and betterments, which materially increase the value of the property, are capitalized. When bank premises and equipment are sold, or otherwise disposed of, the cost and related depreciation or amortization are removed from the respective accounts and the respective gains and losses are included in earnings.

         Other Real Estate Held for Resale - Other real estate includes foreclosed assets held for resale. After foreclosure, foreclosed assets are carried at the lower of fair value minus estimated costs to sell or cost. Cost at the time of foreclosure is the fair value of the asset foreclosed. If the fair value of the asset minus the estimated costs to sell the asset is less than the cost of the asset, the deficiency is recognized as a valuation allowance. Other real estate owned income (expense) consists of net carrying cost, legal fees, loss provisions and gains (losses) on sales of real estate. The bank owned no other real estate at December 31, 1999 or 1998.

         Income Taxes - The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

         Fair Value of Financial Instruments - The following methods and assumptions were used by the Bank in estimating the fair value disclosure for financial instruments:

         Cash and Federal Funds: Carrying amounts in the financial statements approximate fair values.


                                    - F-8 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Fair Value of Financial Instruments - Continued

             Investment securities: Fair values are based on quoted market prices, except in certain limited instances where pricing models are used.

             Loans: For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate and all other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans. The carrying value of accrued interest approximates its fair value.

             Commitments: Fair values of commitments are based on quoted market prices.

             Deposits: Fair value for non-interest bearing demand, NOW, money market and savings deposits are based on carrying value. Fair value for time certificate deposits are based on a discounted cash flow calculation using current interest rates for similar deposits.

         Statements of Cash Flows - For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. The Bank maintains its due from banks and federal funds purchased or sold with correspondent banking relationships as determined by the Bank's board of directors. At December 31, 1999, the primary correspondent banks were Federal Home Loan Bank of Atlanta, Independent Bankers Bank, NationsBank Bank, and SunTrust Bank of Georgia.

         Earnings Per Share - Earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or options to issue common stock were exercised or converted into common stock. All differences between basic and diluted EPS were due to stock options.

         Stock Options - Bancshares adopted SFAS 123 and under the provisions of the standard has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB 25. Accordingly, Bancshares has not recognized compensation expense for its stock-based awards to employees. The amount of compensation expense that would have been recorded if Bancshares had elected to adopt the fair value approach of SFAS 123 is not material.


                                    - F-9 -

--------------------------------------------------------------------------------

                         FIRST NATIONAL BANCSHARES, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES

         Investment securities at December 31, 1999 are summarized as follows:


                                                                            AVAILABLE-FOR-SALE
                                                           -------------------------------------------------------
                                                               GROSS              GROSS                APPROXIMATE
                                       AMORTIZED            UNREALIZED         UNREALIZED                MARKET
                                          COST                 GAINS             LOSSES                   VALUE
                                     ------------          -----------        ------------            ------------
         DECEMBER 31, 1999
         U.S. Government
           agencies                  $  7,094,212          $       -0-        $  (213,167)            $  6,881,045
         U.S. Government
           agencies -
           mortgage-backed
           securities                  21,932,119                  -0-           (489,341)              21,442,778
         State and political
           subdivisions                 8,767,289               14,283           (583,239)               8,198,333
                                     ------------          -----------        -----------             ------------

         Total Debt Securities         37,793,620               14,283         (1,285,747)              36,522,156

         Other                            827,430                  -0-                -0-                  827,430
                                     ------------          -----------        -----------             ------------

                                     $ 38,621,050          $    14,283        $(1,285,747)            $ 37,349,586
                                     ============          ===========        ===========             ============


                                                                            HELD-TO-MATURITY
                                                           -------------------------------------------------------
                                                               GROSS              GROSS                APPROXIMATE
                                       AMORTIZED            UNREALIZED         UNREALIZED                MARKET
                                          COST                 GAINS             LOSSES                   VALUE
                                     ------------          -----------        ------------            ------------
         DECEMBER 31, 1999
         U.S. Government
           agencies                  $  2,499,838          $       -0-        $  (317,338)            $  2,182,500
         U.S. Government
           agencies -
           mortgage-backed
           securities                   1,000,000                  -0-            (91,259)                 908,741
                                     ------------          -----------        -----------             ------------

                                     $  3,499,838          $       -0-         $ (408,597)            $  3,091,241
                                     ============          ===========         ==========             ============




                                    - F-10 -

--------------------------------------------------------------------------------

                         FIRST NATIONAL BANCSHARES, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES - CONTINUED

         Investment securities at December 31, 1998 are summarized as follows:


                                                                            AVAILABLE-FOR-SALE
                                                           -------------------------------------------------------
                                                               GROSS              GROSS                APPROXIMATE
                                       AMORTIZED            UNREALIZED         UNREALIZED                MARKET
                                          COST                 GAINS             LOSSES                   VALUE
                                     ------------          -----------        ------------            ------------
         DECEMBER 31, 1998
         U.S. Treasury               $    999,071          $     1,361         $      -0-             $  1,000,432
         U.S. Government
           agencies                     5,965,397               79,720                -0-                6,045,117
         U.S. Government
           agencies -
           mortgage-backed
           securities                  19,362,685              107,920           (146,368)              19,324,237
         State and political
           subdivisions                 4,099,051               22,559                -0-                4,121,610
                                     ------------          -----------         ----------             ------------

                                     $ 30,426,204          $   211,560         $ (146,368)            $ 30,491,396
                                     ============          ===========         ==========             ============


                                                                            HELD-TO-MATURITY
                                                           -------------------------------------------------------
                                                               GROSS              GROSS                APPROXIMATE
                                       AMORTIZED            UNREALIZED         UNREALIZED                MARKET
                                          COST                 GAINS             LOSSES                   VALUE
                                     ------------          -----------        ------------            ------------
         DECEMBER 31, 1998
         U.S. Treasury               $    142,506          $    14,389         $      -0-             $    156,895
         U.S. Government
           agencies                     7,102,337               25,874           (160,364)               6,967,847
         U.S. Government
           agencies -
           mortgage-backed
           securities                   2,597,741               19,059                 -0-               2,616,800
         State and political
           subdivisions                   199,981                1,328                -0-                  201,309
                                     ------------          -----------         ----------             ------------
         Total Debt
           Securities                  10,042,565               60,650           (160,364)               9,942,851
         Other                            863,050                  -0-                -0-                  863,050
                                     ------------          -----------         ----------             ------------

                                     $ 10,905,615          $    60,650         $ (160,364)            $ 10,805,901
                                     ============          ===========         ==========             ============




                                    - F-11 -

--------------------------------------------------------------------------------

                         FIRST NATIONAL BANCSHARES, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES - CONTINUED

         The components of gains and losses on sales, calls and maturities of securities for the years ended December 1999, 1998 and 1997 were as follows:


                                                         COST                 PROCEEDS              GAIN (LOSS)
                                                     ------------           ------------           -----------
         1999

         Available-for-sale:
           Gross gains on sales                      $  3,317,339           $  3,347,404           $    30,065
           No gain or loss                              9,200,000              9,200,000                   -0-
                                                     ------------           ------------           -----------

                                                       12,517,339             12,547,404                30,065
         Held-to-maturity:
           Gross gains
             (securities called)                        2,994,569              3,000,000                 5,431
           No gain or loss                                200,000                200,000                   -0-
                                                     ------------           ------------           -----------

                                                        3,194,569              3,200,000                 5,431
                                                     ------------           ------------           -----------

                                                     $ 15,711,908           $ 15,747,404           $    35,496
                                                     ============           ============           ===========

         1998

         Available-for-sale:
           Gross gains on sale                       $  1,489,309           $  1,494,293           $     4,984
           No gain or loss                              3,439,400              3,439,400                   -0-
                                                     ------------           ------------           -----------
                                                        4,928,709              4,933,693                 4,984
         Held-to-maturity:
           Gross gain
             (securities called)                        1,993,456              2,000,000                 6,544
           No gain or loss
             (securities matured)                       2,654,891              2,654,891                   -0-
           (Securities called)                          4,262,000              4,262,000                   -0-
                                                     ------------           ------------           -----------

                                                        8,910,347              8,916,891                 6,544
                                                     ------------           ------------           -----------

                                                     $ 13,839,056           $ 13,850,584           $    11,528
                                                     ============           ============           ===========

         1997

         Available-for-sale:
           Gross gains on sale                       $  3,421,763           $  3,424,540           $     2,777
           No gain or loss                              2,500,000              2,500,000                   -0-
                                                     ------------           ------------           -----------
                                                        5,921,763              5,924,540                 2,777
         Held-to-maturity:
           No gain or loss
             (securities matured)                         100,000                100,000                   -0-
                                                     ------------           ------------           -----------

                                                     $  6,021,763           $  6,024,540           $     2,777
                                                     ============           ============           ===========




                                    - F-12 -

--------------------------------------------------------------------------------

                         FIRST NATIONAL BANCSHARES, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES - CONTINUED

         The amortized cost and approximate market value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities due to borrowers having the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                      APPROXIMATE
                                                                AMORTIZED                MARKET
                                                                   COST                  VALUE
                                                               ------------           ------------
DECEMBER 31, 1999

         AVAILABLE-FOR-SALE

         Due in one year or less                               $        -0-          $         -0-

         Due after one year through five years                    6,688,537              6,535,630

         Due after five years through ten years                   5,723,241              5,347,771

         Due after ten years                                      3,449,722              3,195,976

         Mortgaged-backed securities                             21,932,120             21,442,779

         Other                                                      827,430                827,430
                                                               ------------           ------------

                                                               $ 38,621,050           $ 37,349,586
                                                               ============           ============


                                                                                      APPROXIMATE
                                                                AMORTIZED                MARKET
                                                                   COST                  VALUE
                                                               ------------           ------------
         DECEMBER 31, 1999
         HELD-TO-MATURITY

         Due in one year or less                               $    499,838           $    492,500

         Due after one year through five years                          -0-                    -0-

         Due after five years through ten years                         -0-                    -0-

         Due after ten years                                      2,000,000              1,690,000

         Mortgaged-backed securities                              1,000,000                908,741
                                                               ------------           ------------

                                                               $  3,499,838           $  3,091,241
                                                               ============           ============

         In accordance with the provisions Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Derivative Instruments and Hedging Activities," the Bank has transferred certain held-to-maturity securities into the available for sale category as of January 1, 1999. Investment securities with aggregate book values of $11,127,484 and market values of approximately $10,592,210 at December 31, 1999, were pledged to secure public deposits and repurchase agreements and for other purposes as required by law or borrowing terms.




                                    - F-13 -

--------------------------------------------------------------------------------

                         FIRST NATIONAL BANCSHARES, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 3 - LOANS

         A summary of loans at December 31, is as follows:


                                                                            1999                     1998
                                                                       CARRYING VALUE           CARRYING VALUE
                                                                       --------------           --------------
         Commercial                                                    $    9,214,138           $    7,809,105
         Real estate - construction                                         2,678,532                1,487,137
         Real estate - mortgage:

           Residential                                                     46,472,394               45,154,325
           Commercial                                                      53,682,461               41,650,727
         Consumer/installment                                               7,165,531                2,627,464
         Other                                                              2,794,388                1,631,511
                                                                       --------------           --------------
                                                                          122,007,444              100,360,269
         Allowance for loan losses                                         (1,253,945)              (1,070,164)
         Deferred loan fees                                                   (45,997)                 (11,177)
                                                                       --------------           --------------

         Net loans                                                     $  120,707,502           $   99,278,928
                                                                       ==============           ==============

         The fair value of loans at December 1999 and 1998 is approximately $509,000 and $49,000, respectively, in excess of carrying value.

         A summary of activity in loans owed to the Bank by its executive officers and directors during 1999 and 1998 is as follows:


                                                                            1999                     1998
                                                                       --------------           --------------
         Balance, beginning of year                                    $      936,012           $    1,070,013
         New loans                                                            102,575                   11,737
         Payments                                                            (101,965)                (145,738)
                                                                       --------------           --------------
         Balance, end of year                                          $      936,622           $      936,012
                                                                       ==============           ==============

         A summary of activity in the allowance for loan losses account is as follows:


                                                    1999                    1998                      1997
                                               --------------          --------------           --------------
         Balance, beginning
           of year                             $    1,070,164          $      914,886           $      653,287
                                               --------------          --------------           --------------
         Provision charged
           to income                                  227,050                 154,170                  250,321
         Recoveries on
           loans previously
           charged-off                                 23,879                  12,736                   25,679
                                               --------------          --------------           --------------
         Total additions                              250,929                 166,906                  276,000
         Charge-offs                                  (67,148)                (11,628)                 (14,401)
                                               --------------          --------------           --------------
         Balance, end of year                  $    1,253,945          $    1,070,164           $      914,886
                                               ==============          ==============           ==============

         In management's opinion, the allowance is adequate to reflect the risk in the loan portfolio.




                                    - F-14 -

--------------------------------------------------------------------------------

                         FIRST NATIONAL BANCSHARES, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 3 - LOANS - CONTINUED

         The Bank's lending is concentrated in the west central Florida market. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is substantially dependent upon the general economic conditions of the region.

         Non-accrual loans (principally collateralized by real estate) amounted to approximately $-0-, $179,500 and $-0-, at December 31, 1999, 1998,
         and 1997, respectively. If interest on those loans had been accrued, such income would have approximated $3,000 in 1998.

NOTE 4 - BANK PREMISES AND EQUIPMENT

         A summary of Bank premises and equipment at December 31, follows:


                                                                                 1999                 1998
                                                                            ------------          ------------
         Land                                                               $  1,747,475          $  1,287,897
         Buildings                                                             2,938,807             2,924,447
         Leasehold improvements                                                  122,480               120,496
         Furniture, fixtures and equipment                                     2,224,062             2,227,145
                                                                            ------------          ------------
                                                                               7,032,824             6,559,985
         Less accumulated depreciation and
           amortization                                                       (2,176,667)           (1,863,456)
                                                                            ------------          ------------

                                                                            $  4,856,157          $  4,696,529
                                                                            ============          ============

         The capitalized value of a building held under capital lease is included in Bank building and equipment. The capitalized value is $772,706 and the accumulated amortization was $476,502 and $437,867, at December 1999 and 1998, respectively.

NOTE 5 - DEPOSITS

         A summary of time certificate deposits and their remaining maturities at December 31, are as follows:

                                                                                 1999                  1998
                                                                            ------------          ------------
         Three months or less                                               $ 18,562,399          $ 20,547,276
         Over three through six months                                        11,573,894            17,947,206
         Over six through twelve months                                       28,565,039            22,960,923
         Over twelve months                                                   16,285,960             8,768,766
                                                                            ------------          ------------
                                                                            $ 74,987,292          $ 70,224,171
                                                                            ============          ============

         The aggregate amount of time certificate deposits of $100,000 or more at December 1999 and 1998 was approximately $22,711,039 and $23,685,385, respectively.

         The fair value of time certificate deposits at December 1999 and 1998 approximated their carrying value.

         The total amount of demand deposit overdrafts classified as loan balances at December 31, 1999, and 1998 was approximately $18,500 and $29,500, respectively.




                                    - F-15 -

--------------------------------------------------------------------------------

                         FIRST NATIONAL BANCSHARES, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 6 - LEASES

         The Bank's main building is leased with monthly payments of approximately $17,800. The lease has an initial term of twenty (20) years with four five-year renewal options. The lease payments applicable to the building element (approximately $8,400) have been accounted for as a capital lease, while the lease payments applicable to the land element (approximately $9,400) have been accounted for as an operating lease. In the event the lessor wishes to sell the property, the Bank has the first option to purchase the property.

         Rental expense related to operating leases (primarily land) was approximately $120,000, $113,000, and $110,000, for the years ended December 31, 1999, 1998, and 1997, respectively.

         Future minimum lease payments under non-cancelable operating leases and the present value of future minimum lease payments under the capital lease as of December 31, 1999 are as follows:


                                                                               CAPITAL              OPERATING
                                                                                LEASE                LEASES
                                                                             -----------          ------------
               2000                                                          $   101,088          $    116,456
               2001                                                              101,088               116,456
               2002                                                              101,088               116,456
               2003                                                              101,088               116,456
               2004                                                              101,088               116,456
               Thereafter                                                        269,568               277,356
                                                                             -----------          ------------

         Net minimum lease payments                                              775,008          $    859,636
                                                                                                  ============
         Less amount representing
           interest                                                              269,863
                                                                             -----------
                                                                             $   505,145
                                                                             ===========

         The annual lease payments increase based on the Consumer Price Index, limited to 7% per year. Any increase over 7% shall be carried forward to subsequent years to the extent future year increases are below 7%. The monthly payment for 2000 increased to approximately $18,300.

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

         The Bank enters into sales of securities under agreements to repurchase. Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities sold under repurchase agreements remain in the custody of a third-party trustee. The Bank may have sold, loaned, or otherwise disposed of such securities in the normal course of its operations and has agreed to maintain substantially identical securities during the agreements.




                                    - F-16 -

--------------------------------------------------------------------------------

                         FIRST NATIONAL BANCSHARES, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS
         - CONTINUED

         Information related to the Bank's securities sold under agreements to repurchase (including accrued interest) at December 1999 and 1998 is presented below, segregated by the type of securities sold (all agreements are due in less than 30 days):


                                                                                       DECEMBER 31,
                                                                                1999                  1998
                                                                            ------------          ------------
         GOVERNMENT AGENCIES:
           Carrying Value of Securities                                     $  5,747,916          $  4,496,719
           Market Value of Securities                                          5,316,389             4,343,701
           Repurchase Agreements with bank
             customers                                                         3,532,393             2,083,482
           Interest Rate to customer                                              5.063%                4.063%

         At December 1999 and 1998, the Bank had borrowings of $5,000,000 at 5.93% from the Federal Home Loan Bank Board. Borrowings at December 31, 1999 are secured by a percentage of the one to four family loan portfolio. The borrowings may not exceed 75% of the one to four family loan portfolio. The Bank has been approved to borrow up to 11% of the Banks assets. Payments are due February, May, August and November beginning November 18, 1997 and continuing to August 19,2002. Daily borrowings from the Federal Home Loan Bank were $500,000 at December 31, 1999. Daily borrowings are secured by approximately $2,900,000 in U.S. Government Agencies and Mortgage Backed Securities.

NOTE 8 - INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Bank's deferred tax assets and liabilities as of December 31, are as follows:


                                                                                 1999                   1998
                                                                            ------------           ------------
         DEFERRED TAX ASSETS:
           Book over tax depreciation                                       $     19,800          $     14,100
           Book over tax bad debts                                               406,100               320,991
           Book over tax amortization                                             16,600                   -0-
           Deferred loan fees                                                     37,600                24,300
           Book over tax pension expense -
             nonqualified plan                                                     8,600                11,400
           Valuation allowance for securities
             available for sale                                                  478,071                   -0-
                                                                            ------------           ------------
                                                                                 966,771               370,791
                                                                            ------------           ------------




                                    - F-17 -

--------------------------------------------------------------------------------

                         FIRST NATIONAL BANCSHARES, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES - CONTINUED


                                                                                1999                   1998
                                                                            ------------           ------------
         DEFERRED TAX LIABILITIES:
           Valuation allowance for securities
         vailable-for-sale -0- (24,512)
           Securities accretion                                                   (4,100)              (51,400)
           Tax over book amortized expenses                                       (1,600)                  -0-
           Tax over book pension expense -
             qualified plan                                                     (122,700)              (99,200)
           Prepaid expenses                                                          -0-                  (400)
                                                                            ------------          ------------
                                                                                (128,400)             (175,512)
                                                                            ------------          ------------

         Net deferred tax assets                                            $    838,371          $    195,279
                                                                            ============          ============

         Significant components of the provision for income taxes are as follows:

                                                          1999                  1998                   1997
                                                      ------------          ------------          -------------
         Current:
           Federal                                    $    687,700          $    402,900          $    292,900
           State                                            88,000                33,100                19,400
                                                      ------------          ------------          ------------
             Total current                                 775,700               436,000               312,300
                                                      ------------          ------------          ------------
         Deferred:
           Federal                                         (17,600)               19,400               (36,800)
           State                                          (123,200)                3,400                (6,400)
                                                      ------------          ------------          ------------
             Total deferred                               (140,800)               22,800               (43,200)
                                                      ------------          ------------          ------------

                                                      $    634,900          $    458,800          $    269,100
                                                      ============          ============          ============

         The effective tax rate for 1999, 1998 and 1997 differs from the statutory tax rate as follows:


                                                              1999                          1998                          1997
                                                             -------                       ------                        ------
                                                              % OF                          % OF                          % OF
                                                             PRETAX                        PRETAX                        PRETAX
                                              AMOUNT         INCOME          AMOUNT        INCOME         AMOUNT         INCOME
                                            ----------       -------       ----------      ------       ----------       ------
         Statutory federal
           tax rate                          $ 692,500         34.0%       $ 470,100        34.0%        $ 286,550        34.0%

         State income taxes,
           net of federal
           income tax benefit                   46,500          2.3           17,500         1.3             7,100          .8

         Tax-exempt interest                   (95,500)        (4.7)         (31,800)       (2.3)          (40,500)       (4.8)

         Other                                  (8,600)         (.4)           3,000         .22            15,950         1.9
                                            ----------       ------       ----------      ------        ----------      ------

                                            $  634,900         31.2%      $  458,800       33.22%       $  269,100        31.9%
                                            ==========       =======      ==========      ======        ==========      ======

         Income taxes related to securities gains amounted to approximately $14,000, $4,300, and $1,045 in 1999, 1998, and 1997, respectively.




                                    - F-18 -

--------------------------------------------------------------------------------

                         FIRST NATIONAL BANCSHARES, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 9 - PENSION PLANS

         Employees, age twenty-one and over, are eligible to participate in a qualified defined benefit pension plan (the Plan) on January 1 of the year after they have completed six months of service and 1,000 hours of service. Contributions are made by the Bank annually, in amounts determined by the Plan's actuary, as necessary to fund retirement benefits under the Plan. Vesting of Bank contributions is 100% after seven years of participation. Activity for the years ended December 31 is as follows:


                                                                           1999                  1998                 1997
                                                                      ------------          ------------          ------------
         BENEFIT OBLIGATION AT BEGINNING
            OF YEAR                                                   $    612,102          $    442,382          $    381,123
         Service cost                                                      106,161                72,387                51,133
         Interest cost                                                      45,806                33,077                23,117
         Actuarial gain (loss)                                                 -0-                79,910               (10,275)
         Benefits paid                                                      (2,716)              (15,654)               (2,716)
                                                                      ------------          -------------         ------------
         Benefit obligation at end of year                            $    761,353          $    612,102          $    442,382
                                                                      ============          ============          ============
         CHANGE IN PLAN ASSETS:
         Fair value of plan assets at
            beginning of year                                         $    696,326          $    528,515          $    418,344
         Actual return on plan assets                                       61,865                75,599                31,637
         Employer contribution                                             156,697               107,866                81,250
         Benefits paid                                                      (2,716)              (15,654)               (2,716)
                                                                      ------------          ------------          ------------
         Fair value of plan assets at
         end of year                                                  $    912,172          $    696,326          $    528,515
                                                                      ============          ============          ============

         Unrecognized prior service cost                              $      4,636          $      4,372          $      4,108
         Funded status                                                     150,819                84,224                86,133
         Unrecognized actuarial loss                                       170,531               174,968               127,040
                                                                      ------------          ------------          ------------
                                                                      $    325,986          $    263,564          $    217,281
                                                                      ============          ============          ============
         Amounts recognized in statement
         of financial position consist of:
         Prepaid benefit cost                                         $    325,986          $    263,564          $    217,281
                                                                      ============          ============          ============
         WEIGHTED AVERAGE ASSUMPTIONS AS
            OF DECEMBER 31,
         Discount rate                                                        7.5%                  7.5%                  7.5%
         Expected return on plan assets                                       8.0%                  8.0%                  8.0%
         Rate of compensation increase                                        6.0%                  6.0%                  6.0%

         COMPONENT OF NET PERIODIC BENEFIT
            COST:
         Service cost                                                 $    106,161           $    72,387          $     51,133
         Interest cost                                                      45,806                33,077                23,117
         Expected return on plan assets                                    (61,865)              (46,487)              (36,609)
         Amortization of prior service cost                                    368                   368                   368
         Recognized net actuarial gain or
            loss                                                             3,805                 2,238                   101
                                                                      ------------           -----------          ------------
                                                                      $     94,275           $    61,583          $     38,110
                                                                      ============           ===========          ============




                                    - F-19 -

--------------------------------------------------------------------------------

                         FIRST NATIONAL BANCSHARES, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 9 -  PENSION PLANS - CONTINUED

          The Bank provides a 401(k) profit sharing plan for employees who have reached the age of 21 and have at least 1,000 hours of service in the year. The Bank's contribution, which is determined annually, was approximately $52,400, $41,000, and $31,000 in 1999, 1998, and 1997,
          respectively.

NOTE 10 - INTEREST EXPENSE

          Interest on deposits is summarized as follows:


                                                         1999                  1998                   1997
                                                     ------------          ------------          -------------
          Interest bearing demand
           Deposits - interest
            expense                                  $  1,030,559          $    797,725          $    861,561

          Savings deposits -

          Interest expense                                553,317               643,676               335,743

          Time deposits less than
           $100,000 - interest
            expense                                     2,450,067             2,679,984             2,394,670
                                                     ------------          ------------          ------------

                                                     $  4,033,943          $  4,121,385          $  3,591,974
                                                     ============          ============          ============

NOTE 11 - STOCK OPTION PLAN

          The Bank had two incentive option plans (the Option Plans) one of which authorized 27,563 additional shares in 1995. The Option Plan authorizes the Board of Directors to grant to full-time officers and other key employees options to purchase shares of common stock for 10 years. The Option Plan provides that the exercise price of the stock options will be determined by the Board of Directors at the date of grant, but in no event will the purchase price be less than 100% of the fair market value of the Bank's common stock on such date.

          Transactions during 1999 and 1998 under the Option Plans were as follows:


                                                          1999             1998                OPTION PRICES
                                                        --------         --------           ------------------
          Shares under option at
            beginning of year                             32,424          34,830             $  9.79 - $ 28.00
          2 for 1 exchange                                32,424             -0-
          Options granted                                 17,706           3,740             $  9.79 - $ 28.00
          Forfeitures                                     (2,760)            -0-
          Options exercised                                  -0-          (7,624)            $ 13.81 - $ 16.50
                                                       ---------        --------
          Shares under option at end
            of year                                       79,794          30,946             $ 11.75 - $ 26.67
                                                       =========        ========
          Shares available for future
            grants at end of year                         22,791          18,114
                                                       =========        ========




                                    - F-20 -

--------------------------------------------------------------------------------

                         FIRST NATIONAL BANCSHARES, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS

          The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At December 31, 1999, the Bank had commitments to fund loans of approximately $747,000 and approximately $722,000 under standby letters of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and, standby letters of credit, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies and documentation in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank generally requires collateral or other security to support financial instruments with credit risk. The Bank does not enter into other financial instruments with off-balance-sheet risk.

NOTE 13 - REGULATORY CAPITAL

          The Federal Reserve Board has issued standards for measuring capital adequacy for U.S. banking organizations. In general, the standards require banks to maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. As of December 31, 1999, the Bank's Risk-Based Capital Ratio is 12.3% compared to a requirement of 8%. The Bank also meets all other regulatory capital requirements. No dividends may be paid if the result would cause the Bank to be under capitalized.













                                    - F-21 -