Form 10-Q
period 2000-03-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2000-05-02
CIK 1067077

                                   FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------


                    QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2000


                         1ST NATIONAL BANCSHARES, INC.
             (exact name of registrant as specified in its charter)


            FLORIDA                                              06-1522028
------------------------------                                -----------------
(Jurisdiction of Organization)                                I.R.S. Employer
                                                             Identification No.

5817 MANATEE AVENUE WEST, BRADENTON, FLORIDA                      34209
--------------------------------------------                    ----------
        (Address of principal office)                           (Zip Code)

Registrant's telephone number, including area code:      (813) 794-6969
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share                 1,578,309 shares
--------------------------------------         --------------------------------
               (class)                         Outstanding as of April 28, 2000

                         FIRST NATIONAL BANK OF MANATEE
                               Index to Form 10-Q
                      For the quarter Ended March 31, 2000


                                                                           Page
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements


                  Condensed Consolidated Balance Sheets,
                  March 31, 2000 and December 31, 1999                       1

                  Condensed Consolidated Statements
                  of Income for the three months ended
                  March 31, 2000 and 1999                                    3

                  Condensed Consolidated Statements of
                  Cash Flows for the three months ended
                  March 31, 2000 and March 31, 1999                          4

         Item 2. Managements Discussion and Analysis of
                   Financial Condition and Results of Operations             6

         Item 3. Quantitative and Qualitative Disclosure About
                   Market Risk                                              10

PART II.  OTHER INFORMATION.

         Item 1.  Legal Proceedings                                         12

         Item 2.  Changes in Securities and Use of Proceeds                 12

         Item 3.  Defaults under Senior Securities                          12

         Item 4.  Submission of Matters to a vote of Security Holders       12

         Item 5.  Other Information.                                        12

         Item 6.  Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                                  13

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


                        FIRST NATIONAL BANCSHARES, INC.
                           Consolidated Balance Sheet

                                 Assets (000's)

                                                March 31            December 31
                                                  2000                 1999
                                               -----------          -----------
                                               (Unaudited)              **

Cash and Due from Banks                             3,956                6,578
Interest Bearing Bank Balances                      2,171                  395
Federal Funds Sold                                      0                    0
Investment Securities,                             41,596               42,100
Unrecognized securities gains                      (1,582)              (1,251)
Loans                                             130,356              122,007
 Less allowance for credit losses                  (1,303)              (1,254)
Deferred Loan Fees (earned)                           (46)                 (46)
Premises and Equip, Net                             4,809                4,856
Accrued Interest Rec                                  976                  964
Other Assets                                          849                  586
Deferred Income Tax Charges                           952                  838
Other R.E. and other assets owned                      30                   29
                                                ---------            ---------
Total Assets                                    $ 182,763            $ 175,802
                                                ---------            ---------

                      Liabilities and Stockholders' Equity


                                                     March 31       December 31
                                                       2000             1999
                                                    ---------       -----------
Liabilities
  Deposits
         Demand, non-interest bearing                  22,450           20,528
         Demand int. bearing                           20,986           19,088
         Time (CD's, MM's, &
                  Savings Accounts)                   115,099          112,568
                                                    ---------        ---------

                  TOTAL DEPOSITS                      158,535          152,184
                                                    ---------        ---------


Repurchase Agreements                                   4,254            3,532
Capital Lease Obligation                                  494              505
Accrued Interest Payable                                1,158            1,051
Accounts Payable and other Liabilities                    520              455
Fed Funds Purchased and other
  Short Term Borrowings                                 5,000            5,500
                                                    ---------        ---------

         TOTAL LIABILITIES                            169,969          163,227
                                                    ---------        ---------


Stockholders' Equity:
 Common stock, par value $.10 per share;
   Authorized 2,500,000 shares;
   Issued and outstanding 1,578,309 shares                158              158
 Capital Surplus                                        9,674            9,670
 Unrecognized securities gains                           (987)            (793)
 Retained Earnings                                      3,949            3,540
                                                    ---------        ---------

         Net stockholder's equity                      12,794           12,575
                                                    ---------        ---------

Total Liab. & stkhldr's equity                      $ 182,763        $ 175,802
                                                    ---------        ---------

                         FIRST NATIONAL BANK OF MANATEE

                              STATEMENT OF INCOME

               FOR THE PERIOD JANUARY 1 THROUGH MARCH 31 (000'S)


                                                         2000             1999
                                                        ------           ------
Interest Income:
 Loans (excluding fees)                                  2,643            2,064
 Loan Fees                                                  41               18
 Investment securities:
   Taxable                                                 486              571
   Exempt from Federal Taxes                                90               55
 Interest Bearing Bank Balances                             68              121
 Federal funds sold                                          0               12
                                                        ------           ------
         Total Interest Income                           3,328            2,841

Interest expense                                         1,671            1,440
                                                        ------           ------
         NET INTEREST INCOME                             1,657            1,400

Provision for credit loss                                   50               35
                                                        ------           ------
Net Interest Income
  After Provision for Credit Losses                      1,607            1,365

Other operating income:
  Service charges on deposit accounts                       97               99
  Investment sec. gains                                      0               34
  Trust Fees                                               127               97
  Investment Sales Commissions                              53               14
  Other Income                                             119               70
                                                        ------           ------
         Total Other Operating Income                      395              314
Other operating expenses:
 Salaries and employee benefits                            771              612
 Occupancy expense of bank premises                        138              127
 Equipment expense                                         100               98
 Other expenses                                            412              374
                                                        ------           ------

         Total Other operating expenses                  1,421            1,211
                                                        ------           ------

         Profit Before Tax                                 582              468

Estimated State and Federal Income Taxes                   173              157
                                                        ------           ------

         PROFIT AFTER TAX                               $  409           $  311
                                                        ------           ------

                            STATEMENTS OF CASH FLOWS
                                    (000'S)
                                    MARCH 31

                                                           2000         1999
                                                          -------     --------
OPERATING ACTIVITIES
Net Income                                                    409          311
 Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation & leasehold amortization                                     55
  Allowance for loan losses (net of charge offs)              (49)          (3)
  Deferred income taxes                                      (254)         (90)
  Decrease in accrued interest receivable                     (12)          46
  Increase (decrease) in accrued interest payable             107          (98)
  Increase (decrease) in accounts payable and
    other liabilities                                         157           84
  Decrease (increase) in other assets                         (89)        (106)
                                                          -------     --------
Net cash provided by operating activities                     354          199

INVESTING ACTIVITIES
 Proceeds from sales and maturities of investment
   securities net of purchases                                525       (6,904)
 Loans originated, net of principal collections            (8,348)      (1,761)
 Capital expenditures                                          47           25
 Proceeds from sale of other R. E. and assets owned             0            0
 Increase (decrease) in federal funds purchased              (500)           0
 Decrease (increase) in federal funds sold                      0       (4,064)
                                                          -------     --------
 Net cash provided (used) by investing activities          (8,276)     (12,599)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits                  3,819        2,900
Net increase (decrease) time deposits                       2,532        8,319
Increase (decrease) in securities sold under
  agreements to repurchase                                    721        1,440
Dividends paid                                                  0            0
Proceeds from issuance of common stock                          4            0
Retirement of common stock                                      0            0
Principal payments under capital lease obligation             (11)          (9)
                                                          -------     --------
Net cash (used) provided by financing activities            7,076       12,650
                                                                      --------

Net increase in cash and due from banks                      (846)         140

Cash and due from banks at beginning of year                6,973        4,355
                                                          -------     --------
Cash and due from banks at end of quarter                 $ 6,127     $  4,495
                                                          -------     --------

SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Loans transferred to other real estate owned              $     0     $      0
                                                          -------     --------

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for fair presentation of such financial statements have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Bank's annual report on Form 10-K for the year ended December 31, 1999.

Results for the three month period ended March 31, 2000, may not necessarily be indicative of those to be expected for the entire year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview.

         1st National Bank & Trust (formerly First National Bank of Manatee) (the Bank) commenced operations on July 18, 1986. The Bank's activities since inception have consisted of accepting deposits, originating a variety of loans. The Bank's first branch was opened on Anna Maria Island (5 miles west of the main office) in October, 1994. The second branch was opened in May of 1996 on State Road 64 (5 miles east of the main office). In January of 1997 year, the bank opened its third branch on State Road 70 (8 miles southeast of the main office). In December of 1997, the bank acquired a site at University Blvd. and Lakewood Ranch Blvd. for a future branch. The bank also opened a Trust Department in March of 1995. The Bank, as a local independent bank, follows a philosophy of developing its equity and deposit base and focusing its lending activities within its community. The Bank's underlying lending policy has been and is anticipated to continue being directed toward better-than-normal credit risks.

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

         The following discussion and analysis is based on the Holding Company's financial condition and results of operations for the period from January 1, 2000 through March 31, 2000. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

         Earnings in the first quarter of 2000 were up $98,000 or 32% compared to earnings in the same period last year as direct result of net interest income increasing by $257,000. This, combined with an $81,000 in non-interest income, was offset by operating expenses that increased by $210,000. The increase in overhead was due to growth of the Bank. The Bank's contribution of $50,000 to loan loss reserve was $15,000 higher than last year and was due solely to increased loan growth.

Net Interest Income. The major component of the Bank's earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On March 31, 2000, the Bank's loan portfolio had a high ratio of repriceability within one year.

         The Bank had significant growth in its loan portfolio outstandings when compared to last year and this has significantly increased net interest income. Net interest income for three months in 2000 was $1,657,000 compared to $1,400,000 in 1999.

Interest Earning Assets. Real estate related loans at March 31, 2000, accounted for a majority of the bank's loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In 1999, rates were initially stabile but began to rise in the second half of the year. Despite this, the Bank was able to maintain its margins, largely through growth of the portfolio.

         The Bank's investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 10% of the Bank's investment portfolio re-prices in one year. The Bank's Available-for-Sale portfolio has a market value of about $1,275,000 below book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 6.3% of total assets on March 31, 2000, and primarily consisted of cash and due from banks, capitalized lease, equipment and branches, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank's lending and investment activities is deposits. At March 31, 2000 the Bank's total deposits were $158.5 million plus $4.3 million in repurchase agreements. The Bank's deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank's market area. The Bank has 13% of its deposits in NOW Accounts and 73% of its deposits in Savings, MMA's and CD deposits. Despite a high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank's liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.

Non-interest Income. The Bank's non-interest income for the three month period ended March 31, 2000 and was $395,000 including $127,000 from its Trust Department and $53,000 from its new Investment Sales subsidiary. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank had no security gains in 2000. The other significant items of non-interest income represented service charges on deposit accounts and merchant credit card account income.

Non-interest Expense. The Bank's non-interest expense for the three month period ended March 31, 2000 was $1,421,000 including $771,000 of salaries and employee benefits. The Bank's occupancy and equipment expenses for the period ended March 31, 2000 were $238,000. Non-interest expense was up from $1,211,000 in 1999. The increase in expense is primarily due to the Bank's increased staff to support the bank's growth and the bank's expanded efforts in departments generating other operating income.

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

         An allowance for loan loss expense of $50,000 was charged to operating expenses for the three month period ended March 31, 2000. The Bank had net charge offs during this period of $511. The Bank has a total of $1,251,000 reserved for future loan losses.

         Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had no non-accrual loans at March 31, 2000. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has no specific reserves established at March 31, 2000.

         The bank also has no other real estate owned at March 31,2000.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank's stockholders' equity, subordinated debt, and the allowance for credit losses. At March 31, 2000, the Bank's primary capital ratio was approximately 7.4%. In 1991, the Comptroller began evaluating banks' capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a risk based capital ratio in excess of 11.8%.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Bank periodically performs asset/liability analysis to assess the Bank's sensitivity to changing market conditions. The following information is extracted from the Bank's 10-K which was filed with the Securities and Exchange Commission (SEC) effective December 31, 1999.

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

                                                                     As of December 31
                                                                  ----------------------
                                                                  (thousands of dollars)
                                               0-90              91-365             1-3             Over 3
                                               Days               Days             Years            Years
                                              -------           -------           -------          -------
Interest-sensitive assets                     $47,522           $52,127           $27,184          $33,863
Interest-sensitive liabilities                 43,402            45,228            40,008            3,574
                                              -------           -------           -------          -------
Interest sensitivity gap                        4,120             6,899           (12,824)          30,289
Cumulative gap                                $ 4,120           $11,019           ($1,805)         $28,484


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

Part II. Other Information

Item 1:  Legal Proceedings Against the Bank - None.

Item 2:  Changes in Securities and Use of Proceeds

         In December of 1998, the shareholders of First National Bank of Manatee voted to enter into a merger that would result in the Bank becoming a wholly owned subsidiary of First National Bancshares, Inc., a bank holding company. This merger took place on January 1, 1999 and the shareholders of the Bank received two shares of Holding Company stock for each share of Bank stock. As of April 28, 2000 there were 1,578,309 shares of Holding Company stock outstanding.

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

                           None

                  e)       Exhibit 27 - Financial Data Schedule (for SEC use
                           only)

Date: May 2, 2000                              FIRST NATIONAL BANCSHARES, INC.

                                               /s/ Glen W. Fausset
                                               --------------------------------
                                                   Glen W. Fausset
                                                   President and Director