Form 10-Q
period 2000-06-30
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2000-08-09
CIK 1067077

                                    FORM 10-Q


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                    -----------------------------------------


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2000


                         FIRST NATIONAL BANCSHARES, INC.
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


Registrant's telephone number, including area code: (941) 794-6969
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.


Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock, par value $.10 per share                   1,578,309 shares
--------------------------------------          --------------------------------
             (class)                            Outstanding as of August 7, 2000

                         FIRST NATIONAL BANCSHARES, INC.
                               Index to Form 10-Q
                       For the quarter Ended June 30, 2000

                                                                            Page
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets,
                 June 30, 2000 and December 31, 1999                         1

                 Condensed Consolidated Statements
                 of Income for the six months ended
                 June 30, 2000 and 1999                                      3

                 Condensed Consolidated Statements of
                 Cash Flows for the six months ended
                 June 30, 2000 and June 30, 1999                             4

         Item 2. Managements Discussion and Analysis of
                 Financial Condition and Results of Operations               6

         Item 3. Quantitative and Qualitative Disclosure About Market Risk  10

PART II. OTHER INFORMATION.

         Item 1. Legal Proceedings                                          12

         Item 2. Changes in Securities and Use of Proceeds                  12

         Item 3. Defaults under Senior Securities                           12

         Item 4. Submission of Matters to a vote of Security Holders        12

         Item 5. Other Information.                                         12

         Item 6. Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                                  13

         Exhibit Index                                                      14

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                         FIRST NATIONAL BANCSHARES, INC.
                           Consolidated Balance Sheet

                                 Assets (000's)

                                                   June 30           December 31
                                                 -----------         -----------
                                                     2000                1999
                                                 -----------         -----------
                                                 (Unaudited)             **

Cash and Due from Banks                               4,524              6,578
Interest Bearing Bank Balances                          301                395
Federal Funds Sold                                        0                  0
Investment Securities,                               40,474             42,100
Unrecognized securities gains                        (1,625)            (1,251)
Loans                                               135,486            122,007
Less allowance for credit losses                     (1,355)            (1,254)
Deferred Loan Fees (earned)                             (34)               (46)
Premises and Equip, Net                               4,843              4,856
Accrued Interest Rec                                  1,118                964
Other Assets                                          1,274                586
Deferred Income Tax Charges                             968                838
Other R.E. and other assets owned                        47                 29
                                                  ---------          ---------
Total Assets                                      $ 186,020          $ 175,802
                                                  ---------          ---------

** Condensed from audited financial statements

                      Liabilities and Stockholders' Equity

                                                     June 30         December 31
                                                    ---------        -----------
                                                       2000              1999
                                                    ---------        -----------
Liabilities
  Deposits
         Demand, non-interest bearing                  20,601           20,528
         Demand int. bearing                           19,025           19,088
         Time (CD's, MM's, &
                  Savings Accounts)                   121,661          112,568
                                                    ---------        ---------

                  TOTAL DEPOSITS                      161,287          152,184
                                                    ---------        ---------

Repurchase Agreements                                   4,351            3,532
Capital Lease Obligation                                  484              505
Accrued Interest Payable                                1,272            1,051
Accounts Payable and other Liabilities                    469              455
Fed Funds Purchased and other
  Short Term Borrowings                                 5,000            5,500
                                                    ---------        ---------

         TOTAL LIABILITIES                            172,862          163,227
                                                    ---------        ---------

Stockholders' Equity:
 Common stock, par value $.10 per share;
   Authorized 2,500,000 shares;
   Issued and outstanding 1,578,309 shares                158              158
 Capital Surplus                                       14,119            9,670
 Unrecognized securities gains                         (1,014)            (793)
 Retained Earnings                                       (105)           3,540
                                                    ---------        ---------

         Net stockholder's equity                      13,158           12,575
                                                    ---------        ---------

Total Liab. & stkhldr's equity                      $ 186,020        $ 175,802
                                                    ---------        ---------

FIRST NATIONAL BANCSHARES, INC

                               STATEMENT OF INCOME
                FOR THE PERIOD JANUARY 1 THROUGH JUNE 30 (000'S)

                                                   2000            1999
                                                  ------          ------
Interest Income:
 Loans (excluding fees)                            5,534           4,162
 Loan Fees                                            76              34
 Investment securities:
   Taxable                                           958           1,165
   Exempt from Federal Taxes                         181             135
 Interest Bearing Bank Balances                       99             177
 Federal funds sold                                    0              21
                                                  ------          ------
         Total Interest Income                     6,748           5,694

Interest expense                                   3,419           2,778
                                                  ------          ------
         NET INTEREST INCOME                       3,330           2,916

Provision for credit loss                            105              65
                                                  ------          ------
Net Interest Income
  After Provision for Credit Losses                3,225           2,850
                                                  ------
Other operating income:
  Service charges on deposit accounts                200             198
  Investment sec. gains                                0              34
  Trust Fees                                         260             206
  Other Income                                       338             250
                                                  ------          ------
         Total Other Operating Income                798             688
Other operating expenses:
 Salaries and employee benefits                    1,497           1,288
 Occupancy expense of bank premises                  281             255
 Equipment expense                                   208             207
 Other expenses                                      846             842
                                                  ------          ------

         Total Other operating expenses            2,832           2,592
                                                  ------          ------

         Profit Before Tax                         1,190             947

Estimated State and Federal Income Taxes             389             318
                                                  ------          ------

         PROFIT AFTER TAX                         $  801          $  629
                                                  ------          ------

                            STATEMENTS OF CASH FLOWS
                                     (000'S)
                For the Period January 1 through June 30 (000's)


                                                                           2000               1999
                                                                         --------           -------
OPERATING ACTIVITIES
Net Income                                                                    801               629
 Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation & leasehold amortization                                       201               200
  Allowance for loan losses (net of charge offs)                              101                20
  Deferred income taxes                                                      (128)             (383)
  Decrease in accrued interest receivable                                    (154)              (29)
  Increase (decrease) in accrued interest payable                             221              (152)
  Increase (decrease) in accounts payable and other liabilities                99               256
  Decrease (increase) in other assets                                        (652)             (132)
                                                                         --------           -------
Net cash provided by operating activities                                     489               417

INVESTING ACTIVITIES
 Proceeds from sales and maturities of investment
   securities net of purchases                                              1,647            (7,645)
 Loans originated, net of principal collections                           (13,467)           (6,182)
 Capital expenditures                                                        (206)              (46)
 Proceeds from sale of other R. E. and assets owned                             0                47
 Increase (decrease) in federal funds purchased                              (500)            2,750
 Decrease (increase) in federal funds sold                                      0             6,603
                                                                         --------           -------
 Net cash provided (used) by investing activities                         (12,526)           (4,473)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits                                     10              (471)
Net increase (decrease) time deposits                                       9,093             2,486
Increase (decrease) in securities sold under
  agreements to repurchase                                                    819               965
Dividends paid                                                                  0                 0
Proceeds from issuance of common stock                                          6                 0
Retirement of common stock                                                      0                 0
Principal payments under capital lease obligation                             (21)              (19)
                                                                         --------           -------
Net cash (used) provided by financing activities                            9,907             2,931
                                                                         --------           -------

Net increase in cash and due from banks                                    (2,130)           (1,125)

Cash and due from banks at beginning of year                                6,944             4,526
                                                                         --------           -------
Cash and due from banks at end of quarter                                $  4,814           $ 3,391
                                                                         --------           -------

SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Loans transferred to other real estate owned                             $      0           $    44
                                                                         --------           -------

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

Results for the six month period ended June 30, 2000, may not necessarily be indicative of those to be expected for the entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         The following discussion and analysis is based on the Holding Company's financial condition and results of operations for the period from January 1, 2000 through June 30, 2000. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

         Earnings in the first two quarters of 2000 were up $172,000 or 27% compared to earnings in the same period last year This was a direct result of net interest income increasing by $414,000. This increased net interest income was offset by a $238,000 increase in overhead which was softened by a $110,000 increase in other operating revenues. The Bank's contribution of $105,000 to loan loss reserve was $40,000 higher than last year and was the result of increased loan volume. The increase in operating expenses from last year was due mostly to increased salary expenses as a result of increased staffing to support growth.

Net Interest Income. The major component of the Bank's earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On June 30, 2000, the Bank's loan portfolio had a reasonable ratio of repriceability within one year.

         The Bank had good growth in its loan portfolio outstandings when compared to last year and this has significantly increased net interest income. Net interest income for six months in 2000 was $3,330,000 compared to $2,916,000 in 1999.

Interest Earning Assets. Real estate related loans at June 30, 2000, accounted for a majority of the bank's loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In early 1999, rates were stabile allowing the portfolio to keep pace with market rates. In the second quarter of 1999, rates began to rise modestly and accelerated later in the year. This has caused temporary fluctuations in the bank's net interest income until its balance sheet reprices to the new market rates.

         The Bank's investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 22% of the Bank's investment portfolio re-prices in one year. Due to rising interest rates, the Bank's Available-for-Sale portfolio has a market value of about $1,251,000 below book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 6.9% of total assets on June 30, 2000, and primarily consisted of cash and due from banks, capitalized lease, equipment and branches, deferred taxes, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank's lending and investment activities is deposits. At June 30, 2000 the Bank's total deposits were $161.3 million plus $4.4 million in repurchase agreements. The Bank's deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank's market area. The Bank has 12% of its deposits in NOW Accounts and 75% of its deposits in Savings, MMA's and CD deposits. Despite the high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank's liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.

Non-interest Income. The Bank's non-interest income for the six month period ended June 30, 2000 was $798,000 including $260,000 from its Trust Department. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank has had no security gains in 2000. The other significant items of non-interest income represented service charges on deposit accounts, annuity/mutual fund sales, and merchant credit card account income.

Non-interest Expense. The Bank's non-interest expense for the six month period ended June 30, 2000 was $2,832,000 including $1,497,000 of salaries and employee benefits. The Bank's occupancy and equipment expenses for the period ended June 30, 2000 were $281,000. Non-interest expense was up from $2,592,000 in 1999. The increase in expense is primarily due to the Bank's increased staff to support the bank's growth and the bank's expanded efforts in departments generating other operating income.

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

         An allowance for loan loss expense of $105,000 was charged to operating expenses for the six month period ended June 30, 2000. The Bank had net charge offs during this period of $4,000. The Bank has a total of $1,355,000 reserved for future loan losses.

         Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had one non-accrual real estate loan at June 30, 2000 totaling $1,102,000. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has set up no specific reserve on this loan because it estimates that the collateral is adequate to satisfy the debt.

         The bank also has no other real estate owned at June 30,1999.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank's stockholders' equity, subordinated debt, and the allowance for credit losses. At June 30, 2000, the

Bank's primary capital ratio was approximately 7.6%. In 1991, the Comptroller began evaluating banks' capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a risk based capital ratio in excess of 11.2%, or more than double the required amount.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $3,952,000 at June 30, 2000 representing 10% of the investment securities portfolio, a decrease from $8,350,000 last year. This is due to rising rates over the last year resulting in slower repayment on some bonds.

         Federal funds and lines of credit with other banks also provide the bank with sources of funds for meeting its liquidity needs. At year-end, the bank had lines of credit established with other banking institutions totaling $23,500,000.

         Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

         Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at June 30, 2000, are summarized as follows:

                                                    Time Deposits
                                                    -------------
                                               (thousands of dollars)

         3 months or less                             $ 5,206
         Over 3 through 12 months                      12,962
         Over 12 months                                 6,561
                                                      -------
         Total                                        $24,729

         Interest rate sensitivity varies with different types of interest earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to the prime rate differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and money market accounts are much more interest rate sensitive than savings accounts. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-sensitive earning assets over interest-bearing liabilities.

         The following table shows the interest sensitivity gaps for four different time intervals as of March 31, 2000. For the first year, interest-sensitive assets exceed liabilities by $24,806,000. For the next two years, liabilities reprice more rapidly than assets lowering the bank's asset sensitive position to an essentially balanced position for the three year period. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD's and NOW and MMA accounts that are regarded as much less rate sensitive.

                                                 As of December 31
                                               (thousands of dollars)
                                       0-90      91-365       1-3       Over 3
                                       Days       Days       Years       Years
                                     -------    -------    --------    -------

Interest-sensitive assets            $57,103    $53,692    $ 31,069    $30,674
Interest-sensitive liabilities        44,475     41,514      55,957      3,888
                                     -------    -------    --------    -------
Interest sensitivity gap              12,628     12,178     (24,888)    26,786
Cumulative gap                       $12,628    $24,806     $   (82)    26,704

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

Item 2:  Changes in Securities and Use of Proceeds - None

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

                           None

Reports on Form 8-K - None

                                       FIRST NATIONAL BANCSHARES, INC.


Date: August 9, 2000                   /s/ Glen W. Fausset
                                       ----------------------------------------
                                           Glen W. Fausset
                                           President and Director

                                 EXHIBIT INDEX

Exhibit
  No.         Description
-------       -----------

 27.1         Financial Data Schedule (for SEC use only)