Form 10-Q/A
period 2000-03-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2000-10-13
CIK 1067077

                                  FORM 10-Q/A

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

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


                        FIRST NATIONAL BANCSHARES, INC.
                           Consolidated Balance Sheet

                                 Assets (000's)

                                                March 31            December 31
                                                  2000                 1999
                                               -----------          -----------
                                               (Unaudited)              **

Cash and Due from Banks                             3,956                6,578
Interest Bearing Bank Balances                      2,171                  395
Federal Funds Sold                                      0                    0
Investment Securities,                             41,596               42,100
Unrecognized securities gains                      (1,582)              (1,251)
Loans                                             130,356              122,007
 Less allowance for credit losses                  (1,303)              (1,254)
Deferred Loan Fees (earned)                           (46)                 (46)
Premises and Equip, Net                             4,809                4,856
Accrued Interest Rec                                  976                  964
Other Assets                                          849                  586
Deferred Income Tax Charges                           952                  838
Other R.E. and other assets owned                      30                   29
                                                ---------            ---------
Total Assets                                    $ 182,763            $ 175,802
                                                ---------            ---------

                      Liabilities and Stockholders' Equity


                                                     March 31       December 31
                                                       2000             1999
                                                    ---------       -----------
Liabilities
  Deposits
         Demand, non-interest bearing                  22,450           20,528
         Demand int. bearing                           20,986           19,088
         Time (CD's, MM's, &
                  Savings Accounts)                   115,099          112,568
                                                    ---------        ---------

                  TOTAL DEPOSITS                      158,535          152,184
                                                    ---------        ---------


Repurchase Agreements                                   4,254            3,532
Capital Lease Obligation                                  494              505
Accrued Interest Payable                                1,158            1,051
Accounts Payable and other Liabilities                    528              455
Fed Funds Purchased and other
  Short Term Borrowings                                 5,000            5,500
                                                    ---------        ---------

         TOTAL LIABILITIES                            169,969          163,227
                                                    ---------        ---------


Stockholders' Equity:
 Common stock, par value $.10 per share;
   Authorized 2,500,000 shares;
   Issued and outstanding 1,578,309 shares                158              158
 Capital Surplus                                        9,674            9,670
 Unrecognized securities gains                           (987)            (793)
 Retained Earnings                                      3,949            3,540
                                                    ---------        ---------

         Net stockholder's equity                      12,794           12,575
                                                    ---------        ---------

Total Liab. & stkhldr's equity                      $ 182,763        $ 175,802
                                                    ---------        ---------

                         FIRST NATIONAL BANK OF MANATEE

                              STATEMENT OF INCOME

               FOR THE PERIOD JANUARY 1 THROUGH MARCH 31 (000'S)


                                                         2000             1999
                                                        ------           ------
Interest Income:
 Loans (excluding fees)                                  2,643            2,064
 Loan Fees                                                  41               18
 Investment securities:
   Taxable                                                 486              571
   Exempt from Federal Taxes                                90               55
 Interest Bearing Bank Balances                             68              121
 Federal funds sold                                          0               12
                                                        ------           ------
         Total Interest Income                           3,328            2,841

Interest expense                                         1,671            1,440
                                                        ------           ------
         NET INTEREST INCOME                             1,657            1,400

Provision for credit loss                                   50               35
                                                        ------           ------
Net Interest Income
  After Provision for Credit Losses                      1,607            1,365

Other operating income:
  Service charges on deposit accounts                       97               99
  Investment sec. gains                                      0               34
  Trust Fees                                               127               97
  Investment Sales Commissions                              53               14
  Other Income                                             119               70
                                                        ------           ------
         Total Other Operating Income                      395              314
Other operating expenses:
 Salaries and employee benefits                            771              612
 Occupancy expense of bank premises                        138              127
 Equipment expense                                         100               98
 Other expenses                                            412              374
                                                        ------           ------

         Total Other operating expenses                  1,421            1,211
                                                        ------           ------

         Profit Before Tax                                 582              468

Estimated State and Federal Income Taxes                   173              157
                                                        ------           ------

         PROFIT AFTER TAX                               $  409           $  311
                                                        ------           ------

                            STATEMENTS OF CASH FLOWS
                                    (000'S)
                                    MARCH 31

                                                           2000         1999
                                                          -------     --------
OPERATING ACTIVITIES
Net Income                                                    409          311
 Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation & leasehold amortization                                     55
  Allowance for loan losses (net of charge offs)              (49)          (3)
  Deferred income taxes                                      (254)         (90)
  Decrease in accrued interest receivable                     (12)          46
  Increase (decrease) in accrued interest payable             107          (98)
  Increase (decrease) in accounts payable and
    other liabilities                                         168           84
  Decrease (increase) in other assets                          (4)        (106)
                                                          -------     --------
Net cash provided by operating activities                     365          199

INVESTING ACTIVITIES
 Proceeds from sales and maturities of investment
   securities net of purchases                                525       (6,904)
 Loans originated, net of principal collections            (8,348)      (1,761)
 Capital expenditures                                          47           25
 Proceeds from sale of other R. E. and assets owned             0            0
 Increase (decrease) in federal funds purchased              (500)           0
 Decrease (increase) in federal funds sold                      0       (4,064)
                                                          -------     --------
 Net cash provided (used) by investing activities          (8,276)     (12,599)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits                  3,819        2,900
Net increase (decrease) time deposits                       2,532        8,319
Increase (decrease) in securities sold under
  agreements to repurchase                                    721        1,440
Dividends paid                                                  0            0
Proceeds from issuance of common stock                          4            0
Retirement of common stock                                      0            0
Principal payments under capital lease obligation             (11)          (9)
                                                          -------     --------
Net cash (used) provided by financing activities            7,065       12,650
                                                                      --------

Net increase in cash and due from banks                      (846)         140

Cash and due from banks at beginning of year                6,973        4,355
                                                          -------     --------
Cash and due from banks at end of quarter                 $ 6,127     $  4,495
                                                          -------     --------

SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Loans transferred to other real estate owned              $     0     $      0
                                                          -------     --------

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

                           None

                  e)       Exhibit 27 - Financial Data Schedule (for SEC use
                           only)*


* previously filed

Date: October 13, 2000                         FIRST NATIONAL BANCSHARES, INC.

                                               /s/ Glen W. Fausset
                                               --------------------------------
                                                   Glen W. Fausset
                                                   President and Director