Form 10-Q
period 2000-09-30
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2000-11-13
CIK 1067077

===============================================================================




                                   FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   -----------------------------------------


                    QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                        FIRST NATIONAL BANCSHARES, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


           FLORIDA                                               06-1522028
------------------------------                               ------------------
(Jurisdiction of Organization)                                I.R.S. Employer
                                                             Identification No.


5817 MANATEE AVENUE WEST, BRADENTON, FLORIDA                       34209
--------------------------------------------                       -----
         (Address of principal office)                           (Zip Code)


Registrant's telephone number, including area code:      (941) 794-6969
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

                          Yes [X]             No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share                 1,656,910 shares
--------------------------------------       ----------------------------------
              (class)                        Outstanding as of November 1, 2000

                        FIRST NATIONAL BANCSHARES, INC.
                               Index to Form 10-Q
                    For the quarter Ended September 30, 2000


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements


                  Condensed Consolidated Balance Sheets,
                  September 30, 2000 and December 31, 1999                   1

                  Condensed Consolidated Statements
                  of Income for the nine months ended
                  September 30, 2000 and 1999                                3

                  Condensed Consolidated Statements of
                  Cash Flows for the nine months ended
                  September 30, 2000 and September 30, 1999                  4

         Item 2. Managements Discussion and Analysis of
                  Financial Condition and Results of Operations              6

         Item 3. Quantitative and Qualitative Disclosure About
                 Market Risk                                                10

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         12

         Item 2.  Changes in Securities and Use of Proceeds                 12

         Item 3.  Defaults under Senior Securities                          12

         Item 4.  Submission of Matters to a vote of Security Holders       12

         Item 5.  Other Information                                         12

         Item 6.  Exhibits and Reports on Form 8-K                          12

SIGNATURES                                                                  12

         Exhibit Index                                                      12

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements


                        FIRST NATIONAL BANCSHARES, INC.
                           Consolidated Balance Sheet


                                 Assets (000's)


                                                  September 30      December 31
                                                  ------------      -----------
                                                      2000              1999
                                                  ------------      -----------
                                                  (Unaudited)            **

Cash and Due from Banks                                4,854             6,578
Interest Bearing Bank Balances                         1,095               395
Federal Funds Sold                                         0                 0
Investment Securities,                                39,549            42,100
Unrecognized securities gains                         (1,117)           (1,251)
Loans                                                135,656           122,007
Less allowance for credit losses                      (1,357)           (1,254)
Deferred Loan Fees (earned)                              (44)              (46)
Premises and Equip, Net                                4,796             4,856
Accrued Interest Rec                                   1,054               964
Other Assets                                           1,676               586
Deferred Income Tax Charges                              777               838
Other R.E. and other assets owned                        105                29
                                                   ---------         ---------
Total Assets                                       $ 187,044         $ 175,802
                                                   ---------         ---------


** Condensed from audited financial statements

                      Liabilities and Stockholders' Equity


                                                    September 30    December 31
                                                        2000            1999
                                                    ------------    -----------
Liabilities
  Deposits
         Demand, non-interest bearing                   21,382          20,528
         Demand int. bearing                            18,212          19,088
         Time (CD's, MM's, &
                  Savings Accounts)                    119,460         112,568
                                                     ---------       ---------

                  TOTAL DEPOSITS                       159,054         152,184
                                                     ---------       ---------


Repurchase Agreements                                    4,683           3,532
Capital Lease Obligation                                   473             505
Accrued Interest Payable                                 1,254           1,051
Accounts Payable and other Liabilities                     552             455
Fed Funds Purchased and other
  Short Term Borrowings                                  7,200           5,500
                                                     ---------       ---------


         TOTAL LIABILITIES                             173,215         163,227
                                                     ---------       ---------


Stockholders' Equity:
 Common stock, par value $.10 per share;
   Authorized 2,500,000 shares;
   Issued and outstanding 1,656,940 shares                 166             158
 Capital Surplus                                         9,662           9,670
 Unrecognized securities gains                            (697)           (793)
 Retained Earnings                                       4,698           3,540
                                                     ---------       ---------

         Net stockholder's equity                       13,829          12,575
                                                     ---------       ---------

Total Liab. & stkhldr's equity                       $ 187,044       $ 175,802
                                                     ---------       ---------

                        FIRST NATIONAL BANCSHARES, INC.

                              STATEMENT OF INCOME

             FOR THE PERIOD JANUARY 1 THROUGH SEPTEMBER 30 (000'S)


                                                           9 months ended
                                                    ---------------------------
                                                    September 30    December 31
                                                        2000            1999
                                                    ------------    -----------
Interest Income:
 Loans (excluding fees)                                 8,292          6,423
 Loan Fees                                                130             82
 Investment securities:
   Taxable                                              1,412          1,710
   Exempt from Federal Taxes                              275            217
 Federal funds sold                                         0             21
 Interest Bearing Bank Balances                           129            184
                                                      -------         ------
         Total Interest Income                         10,238          8,647

Interest expense                                        5,325          4,212
                                                      -------         ------

         Net Interest Income                            4,913          4,435

Provision for credit loss                                 119            167
                                                      -------         ------

   Net Interest Income After
         Provision for Losses                           4,794          4,268

Other operating income:
 Service charges on accounts                              302            316
 Investment sec. gains                                      0             36
 Trust Fees                                               392            325
 Other Income                                             499            395
                                                      -------         ------

         Total Other Operating Income                   1,193          1,072

Other operating expenses:
 Salaries and employee benefits                         2,257          1,975
 Occupancy expense of bank premises                       432            383
 Equipment expense                                        335            313
 Other expenses                                         1,247          1,194
                                                      -------         ------
         Total Other operating exp                      4,271          3,865
                                                      -------         ------

         Profit Before Tax                              1,715          1,556

Estimated State and Federal
  Income Taxes                                            557            586
                                                      -------         ------
         Profit After Tax                             $ 1,158         $  970

                            STATEMENTS OF CASH FLOWS
                                    (000'S)
                         NINE MONTHS ENDED SEPTEMBER 30


                                                           2000         1999
                                                         --------     --------
OPERATING ACTIVITIES
Net Income                                                  1,158          970
 Adjustments to reconcile net income to
 cash provided by operating activities:
  Depreciation & leasehold amortization                       324          307
  Allowance for loan losses net of charge offs                103          105
  Deferred income taxes                                      (137)          30
  Decrease in accrued interest receivable                     (91)          (2)
  Increase (decrease) in accrued interest payable             203         (243)
  Increase in accounts payable and other liabilities          181            6
  Decrease (increase) in other assets                      (1,134)        (135)
                                                         --------     --------
Net cash provided by operating activities                     607        1,038
INVESTING ACTIVITIES
 Purchase of securities, net of proceeds from sales,
  maturities and FASB 115 adjustments                       2,572       (1,300)
 Loans originated, net of principal collections           (13,648)     (17,333)
 Capital expenditures                                        (293)         (90)
 Proceeds from sale of other real estate owned                  0            0
 Increase (decrease) in overnight funds purchased           1,700          700
 Decrease (increase) in overnight funds sold                 (699)       6,296
                                                         --------     --------
 Net cash provided (used) by investing activities         (10,368)     (11,727)
FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW
 accounts, money market and savings accounts                7,504        6,215
Net increase (decrease) - certificates of deposit            (634)       2,901
Increase (decrease) in securities sold under
 agreements to repurchase                                   1,151          828
Dividends paid                                                 (5)          (4)
Proceeds from issuance of common stock                         75            0
Retirement of common stock                                      0            0
Principal payments under capital lease obligation             (32)         (28)
                                                         --------     --------
Net cash (used) provided by financing activities            8,059        9,912
                                                         --------     --------

Net increase in cash and due from banks                    (1,702)        (777)

Cash and due from banks at beginning of year                6,549        4,526
                                                         --------     --------
Cash and due from banks at end of quarter                $  3,749     $  3,749
                                                         --------     --------

SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Loans transferred to other real estate owned             $      0     $    109
                                                         --------     --------

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

Results for the nine month period ended September 30, 2000, may not necessarily be indicative of those to be expected for the entire year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview.

         The First National Bank of Manatee (the Bank) commenced operations on July 18, 1986. The Bank's activities since inception have consisted of accepting deposits, originating a variety of loans. The Bank's first branch was opened on Anna Maria Island (5 miles west of the main office) in October, 1994. The second branch was opened in May of 1996 on State Road 64 (5 miles east of the main office). In January of 1997 year, the bank opened its third branch on State Road 70 (8 miles southeast of the main office). In December of 1997, the bank acquired a site at University Blvd. and Lakewood Ranch Blvd. for a future branch. The Bank intends to open its fourth branch in November of 2000 at the corner of US 301 and Old Tampa Road in Ellenton (Manatee County). The bank also opened a Trust Department in March of 1995. The Bank, as a local independent bank, follows a philosophy of developing its equity and deposit base and focusing its lending activities within its community. The Bank's underlying lending policy has been and is anticipated to continue being directed toward better-than-normal credit risks.

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

         The following discussion and analysis is based on the Holding Company's financial condition and results of operations for the period from January 1, 2000 through September 30, 2000. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

         Earnings in the first three quarters of 2000 were up $132,000 or 13% compared to earnings in the same period last year This was a direct result of net interest income increasing by $526,000. This increased net interest income was offset by a $406,000 increase in overhead which was softened by a $121,000 increase in other operating revenues. The Bank's contribution of $119,000 to loan loss reserve was $48,000 lower than last year and was the result of more modest loan volume. The increase in operating expenses from last year was due mostly to increased salary expenses as a result of increased staffing to support growth.

Net Interest Income. The major component of the Bank's earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On September 30, 2000, the Bank's loan portfolio had a reasonable ratio of repriceability within one year.

         The Bank had good growth in its loan portfolio outstandings and this has significantly increased net interest income. Net interest income for nine months in 2000 was $4,913,000 compared to $4,435,000 in 1999.

         Interest Earning Assets. Real estate related loans at September 30, 2000, accounted for a majority of the bank's loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In early 1999, rates were stabile allowing the portfolio to keep pace with market rates. In the second quarter of 1999, rates began to rise modestly and accelerated later in the year and continued into 2000. This has caused temporary fluctuations in the bank's net interest income until its balance sheet reprices to the new market rates.

         The Bank's investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 12% of the Bank's investment portfolio re-prices in one year. Due to rising interest rates, the Bank's Available-for-Sale portfolio has a market value of about $1,117,000 below book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 7% of total assets on September 30, 2000, and primarily consisted of cash and due from banks, capitalized lease, equipment and branches, deferred taxes, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank's lending and investment activities is deposits. At September 30, 2000 the Bank's total deposits were $159 million plus $4.7 million in repurchase agreements. The Bank's deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank's market area. The Bank has 11.5% of its deposits in NOW Accounts and 75% of its deposits in Savings, MMA's and CD deposits. Despite the high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank's liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.

Non-interest Income. The Bank's non-interest income for the nine month period ended September 30, 2000 was $1,193 including $392,000 from its Trust Department. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank has had no security gains in 2000. The other significant items of non-interest income represented service charges on deposit accounts, annuity/mutual fund sales, and merchant credit card account income.

Non-interest Expense. The Bank's non-interest expense for the nine month period ended September 30, 2000 was $4,271,000 including $2,257,000 of salaries and employee benefits. The Bank's occupancy and equipment expenses for the period ended September 30, 2000 were $767,000. Non-interest expense was up from $3,865,000 in 1999. The increase in expense is primarily due to the Bank's increased staff to support the bank's growth and the bank's expanded efforts in departments generating other operating income.

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

         An allowance for loan loss expense of $119,000 was charged to operating expenses for the nine month period ended September 30, 2000. The Bank had net charge offs during this period of $16,000. The Bank has a total of $1,357,000 reserved for future loan losses.

         Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had one non-accrual real estate loan at September 30, 2000 totaling $1,102,000. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has set up no specific reserve on this loan because it estimates that the collateral is adequate to satisfy the debt.

         The bank also has no other real estate owned at September 30,1999.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank's stockholders' equity, subordinated debt, and the allowance for credit losses. At September 30, 2000, the Bank's primary capital ratio was approximately 7.6%. In 1991, the Comptroller began evaluating banks' capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a risk based capital ratio in excess of 11.4%.

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

         Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $2,400,000 at September 30, 2000 representing 6% of the investment securities portfolio.

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

         Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at September 30, 2000, are summarized as follows:

                                                            Time Deposits
                                                        ----------------------
                                                        (thousands of dollars)

         3 months or less                                      $ 3,041
         Over 3 through 12 months                               12,455
         Over 12 months                                          7,763
                                                               -------
         Total                                                 $23,259

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

         The following table shows the interest sensitivity gaps for four different time intervals as of June 30, 2000. For the first year, interest-sensitive assets exceed liabilities by $17,655,000. For the next two years, liabilities reprice more rapidly than assets lowering the bank's asset sensitive position to an essentially balanced position for the three year period. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD's and NOW and MMA accounts that are regarded as much less rate sensitive.


                                                As of June 30
                                            (thousands of dollars)

                                    0-90      91-365      1-3         Over 3
                                    Days       Days      Years        Years
                                  -------    -------    --------     -------

Interest-sensitive assets         $56,273    $61,535    $ 25,921     $28,926
Interest-sensitive liabilities     55,847     44,306      47,000       3,368
                                  -------    -------    --------     -------
Interest sensitivity gap              426     17,229     (21,079)     25,558
Cumulative gap                    $   426    $17,655    ($ 3,424)    $22,134


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

                       None

                   27 Financial Data Schedule (for SEC only)


Reports on Form 8-K -  None


                                             FIRST NATIONAL BANCSHARES, INC.


                                            /s/ Glen W. Fausset
  November 13,2000                          -----------------------------------
                                                Glen W. Fausset
                                                President and Director