Form 10-K405
period 2000-12-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2001-03-28
CIK 1067077

        Filed with Securities and Exchange Commission on March 28, 2001
===============================================================================

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20219


                             ----------------------

                                   FORM 10-K

                             ----------------------


                ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2000


                        FIRST NATIONAL BANCSHARES, INC.
                        -------------------------------
                (Exact name of bank as specified in its charter)


       STATE OF FLORIDA                                 06-1522028
       ----------------                                 ----------
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)


               5817 MANATEE AVENUE WEST, BRADENTON, FLORIDA 34209
               --------------------------------------------------
                (Address of principal office including Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (941) 794-6969
                                                             --------------

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

The number of shares of Common Stock in the Company outstanding on February 28, 2001 was 1,656,940.

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Company at February 28, 2001, was $24,854,100.

  DOCUMENTS INCORPORATED BY REFERENCE                    Part of Form 10-K into
         in this Form 10-K                                 which incorporated
---------------------------------------                   ---------------------

Portions of the Company's definitive                             Part III
Proxy Statement for its Annual Meeting
of Shareholders to be held May 17, 2001

                                     PART I

ITEM 1.  BUSINESS

A.       GENERAL DEVELOPMENT OF BUSINESS

         First National Bancshares, Inc. (the "Company) is a Bank Holding Company formed in 1998 and incorporated in the State of Florida. Effective January 1, 1999, the Company merged First National Bank of Manatee (the "Bank) into the Company as a wholly owned subsidiary. In April 1999, the Bank changed its name to 1st National Bank & Trust. The Company has no other subsidiaries. Accordingly, the discussion of the Company's business and operations will refer solely to the Bank. At year-end, the Bank had one subsidiary, which was organized in 1998. Bradenton Investment Company is a Bank subsidiary that engages in the sale of mutual funds, annuities and other life insurance products on a commission basis.

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

         In December 1994, the Bank received permission from the Office of the Comptroller of the Currency to open a Trust Department. The bank hired an experienced trust officer and after a period of organization began operations and opened the department for solicitation of trust business in March of 1995. At year-end 2000, the trust department had over $67,000,000 in assets under management. The department showed a profit in 1996, its first full year of operation, and profits have improved in each subsequent year.

         The Bank opened its first branch office in October 1994 at 5324 Gulf Drive, Holmes Beach. The Bank opened its second branch at the corner of State Road 64 and 48th St. Ct. E. in May 1996. The branch was also large enough to accommodate the Bank's accounting, deposit and loan operations departments. The Bank purchased a branch location on State Road 70 at the entrance to Braden Woods Subdivision, which it opened in January 1997. In 1999, the Bank purchased a branch location in Ellenton at the corner of Highway 301 and Old Tampa Road, which it opened in November 2000.

         In December 1997, the Bank acquired a future branch location at the corner of University Blvd. and Lakewood Ranch Road. The growth of the Bank has been such that in January of 2000, the Bank moved its operations department to a rented facility adjacent to the State Road 64 branch.

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

         In 1998, the Bank added a new service through a newly established subsidiary. The Bank began selling mutual funds, annuities and other life insurance products through a subsidiary. This service is provided to customers seeking investments not available through traditional bank deposits or Trust Department services. This subsidiary began operating in November 1998.

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

         (4)      COMPETITION

         The banking business in Florida in general, and in Manatee County in particular, is highly competitive. The Bank competes with other commercial banks in Manatee County and the surrounding area for all services customarily provided by commercial banks. In addition, the Bank faces significant competition from non-bank institutions, including savings and loan associations, finance companies, insurance companies, mortgage companies, mutual funds, credit unions, and other types of financial institutions. Competition for deposits may have the effect of increasing rates of interest the Bank will pay on deposits, which would increase the Bank's cost of money and possibly reduce its net earnings. Competition for loans may have the effect of lowering the rate of interest the Bank will receive on its loans, which would lower the Bank's return on invested assets and possibly reduce its net earnings. As of June 30, 2000, there were 24 commercial banks and savings institutions with 87 offices in Manatee County.

         The Bank's main office is located adjacent to the Palma Sola Shopping Center at the southeast corner of 59th Street and Manatee Avenue West. Republic Bank (a Pinellas County community bank), American Bank, and Provident Bank have branches within one block of the Bank's principal office. The Bank's island office is located on a highly visible corner on Anna Maria Island. There are two commercial banks located on the island. The Braden River Branch on highway 64 is 1/2 mile east of a Bank of America branch. The Highway 70 branch is about 1/2 mile east of Bank of America. The Bank's Ellenton branch is east of a Southtrust branch and an American Bank branch.

         (5)      LOAN COMMITMENTS

         At December 31, 2000 and 1999, the Bank had commitments to originate and disperse on loans of approximately $16,262,000 and $14,532,000 respectively. Substantially all of both years' figures include commitments to originate construction real estate loans and pre-approved commercial lines of credit. The Bank expects that all of the commitments at December 31, 2000 will be exercised within the current year. In addition, at December 31, 2000 and 1999, the Bank had in place letters of credit of approximately $1,013,000 and $747,000, respectively. The Bank does not expect that any of the standby letters of credit in place at December 31, 2000 will be exercised within the current year. The Bank had no commitments to purchase loans at December 31, 2000 and 1999.

         (6)      FINANCIAL HISTORY

         The Bank first opened to the public on July 18, 1986. As of December 31, 2000, the Company had total assets of $197,043,000 compared with total assets of $175,802,000 at December 31, 1999 and $158,218,000 of total assets at December 31, 1998. At year-end 2000, the Company had total deposits $170,271,000, compared with Bank deposits of $152,184,000 at year end 1999 and $136,887,000 of total deposits at year end 1998. In addition, the Company had loans of $137,365,000 at the end of 2000, compared with $122,007,000 of loans in the Bank at the end of 1999 and $100,360,000 of loans at the end of 1998. For more detailed financial information see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto appearing elsewhere in this Annual Report.

         (7)      EMPLOYEES

         At December 31, 2000, the Company employed 73 employees, of which seven were executive officers, and 12 were part-time employees. The Company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be excellent. The Company provides employee benefits customary in the banking industry, which include major medical insurance, group term life insurance, a defined benefit pension plan, a 401-K plan, and vacation and sick leave.


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

         The Bank is party to a lease agreement (the "Lease") with an unrelated Florida general partnership (the "Lessor"), for the lease of the Building and land on which the Building is situated. The Bank's annual lease payments for the Building and the land for the first two years was an amount equal to 12% of all actual costs of land acquisition and construction (including certain permanent equipment), brokerage commissions, engineering, architectural and other professional costs, financing, and other associated costs incurred by the Lessor necessary to effectuate completion of the project. The annual lease payments beginning in the third year were adjusted according to a formula tied to the Consumer Price Index. At the end of fiscal 2000, the Bank's monthly lease payments were $17,911 plus applicable sales tax. Lease payments for the Building and land during 2000 totaled $226,000 including sales tax. The Lease has an initial term of 20 years, which began in August 1987, and has four 5-year renewal options. In the event the Lessor wishes to sell the property, the Bank has a first right of refusal to purchase the property. For accounting purposes, a portion of the lease on the building is treated as a capital asset and is depreciated, and the lease liability is also capitalized and amortized.

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

         In 1999, the Bank purchased a site in Ellenton. The Bank opened the Ellenton branch in November 2000 in one of Manatee County's fastest growing areas.

         The growth of the Bank has been such that in January of 2000, the Bank moved its operations department to a rented facility adjacent to the current office. This provided additional room for the Bank's growing operations needs as well as freeing up space for expansion of the branch.

         All of the Bank's branches are growing in their respective markets. The branch facilities have proven to be suitable, adequate and effective as banking facilities and the Bank expects to continue to utilize them fully.


ITEM 3.  LEGAL PROCEEDINGS

         As of the date of this Annual Report, the Company has no pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted for approval by the Bank's shareholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II


ITEM 5.  MARKET FOR THE COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         As a result of the merger of the Bank into the First National Bancshares, Inc. on January 1, 1999 the shareholders of the Bank now own 2 shares of Company stock for each share of Bank stock previously held. Upon the merger, all Bank Common Stock was held by the Company and all previous shareholders of the Bank became shareholders in the Company. Accordingly, there is no active trading market for the Common Stock of the Bank nor is it expected that one will develop. The Company is aware of 28 sale transactions in Company stock that occurred during fiscal 2000 and 22 transactions in 1999. The following table shows the high and low prices for each quarter of 1999 and 2000 after adjusting for the 5% stock dividends in each year.


          1st Quarter         2nd Quarter         3rd Quarter         4th Quarter             Year
        ----------------    ----------------    ----------------    ----------------    ----------------
         Low       High      Low       High      Low       High      Low       High      Low       High
        ------    ------    ------    ------    ------    ------    ------    ------    ------    ------

1999    $12.93    $13.61    $13.61    $14.06    $13.61    $14.06    $14.76    $15.71    $12.93    $15.71

2000    $14.76    $15.71    $14.29    $15.71    $14.41    $15.48    $14.00    $16.00    $14.00    $16.00


         As of March 19, 2001, there were 560 holders of record of the Common Stock of the Company

         The Bank paid its first and only cash dividend of $.15 per share in 1991. In 1994 through 1998, the Bank paid annual stock dividends equal to 5% of the shares outstanding each time. On January 1, 1999, the Bank's stock was exchanged two for one for Company stock. The Company also paid a 5% stock dividends in 1999 and 2000. Future Bank dividends, if any, will be paid to the Company. Future dividend payments to the holders of Common Stock of the Company will be at the discretion of the Board of Directors of the Company and will depend upon factors such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions. The Bank's capital requirements to open branches or acquire other institutions may also impact the Bank's ability to make dividend distributions to the Company thus affecting the Company's ability to pay dividends. Additionally, under certain circumstances, approval of the Comptroller may be required prior to the payment of any dividends by the Bank, which would in turn affect the Company's ability to pay dividends to its shareholders. Future payment of dividends by the Bank to the Company and the Company to its shareholders cannot be guaranteed.

ITEM 6.  SELECTED FINANCIAL DATA

                              SELECTED INCOME DATA

                            Years Ended December 31,
                    (000's except per share & dividend data)

                                   2000     1999     1998**     1997     1996
                                 -------   -------   -------   ------   ------
Interest income ..............   $13,812   $11,743   $10,737   $9,277   $7,139
Interest expense .............     7,334     5,687     5,659    4,904    3,686
Net interest income ..........     6,477     6,056     5,078    4,373    3,452
Provision for loan losses ....       152       227       154      255       83
Net interest income after
 provision for loan losses ...     6,325     5,829     4,924    4,118    3,369
Other non-interest income ....     1,342     1,293       976      711      541
Other non-interest expenses ..     5,522     5,084     4,572    3,986    3,249
Income before income taxes ...     2,146     2,036     1,328      843      661
Provision for income taxes ...       666       635       459      269      188
Net income (loss) ............     1,480     1,402       869      574      473
Earnings per share* ..........       .89       .85       .57      .35      .30
Cash dividends declared ......       N/A       N/A       N/A      N/A      N/A



                          SELECTED BALANCE SHEET DATA

                             YEAR ENDED DECEMBER 31
               (000's except per share & outstanding share data)

                                    2000         1999         1998         1997         1996
                                 ----------   ----------   ----------   ----------   ----------
Total assets .................   $  197,043   $  175,802   $  158,218   $  140,938   $  111,974
Average total assets .........      185,789      167,575      149,129      127,722      101,253
Net investment securities ....       41,061       40,849       41,397       45,182       41,458
Net loans ....................      135,932       120,70       99,279       82,814       58,912
Total deposits ...............      170,271      152,184      136,887      121,188       96,978
Repurchase agreements &
    other borrowed money .....        9,918        9,032        7,083        6,461        2,893
Capital lease obligation .....          462          505          543          577          607
Total stockholders' equity ...       14,635       12,575       12,011       11,117       10,321
Book value per share* ........         8.83         7.59         7.29         6.75         6.42
Average total equity .........       14,293       12,180       11,540       10,606        9,890
Average common shares
  Outstanding* ...............    1,656,851    1,657,009    1,643,446    1,635,812    1,579,401


* Retroactively adjusted for 5% stock dividends paid in 1996 thru 2000 and a two for one stock split in 1999. **Restated to reflect the consolidation of the Bank and the Company subsequent to the 1998 year-end.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL:


                                                                                 DECEMBER 31
                                    -----------------------------------------------------------------------------------------------
                                                   2000                              1999                           1998
                                    ------------------------------    ------------------------------    ---------------------------
                                     AVERAGE                YIELD/     AVERAGE                YIELD/    AVERAGE              YIELD/
                                     BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE     BALANCE    INTEREST   RATE
                                    ---------    ---------  ------    ---------    --------   ------    --------   --------  ------

ASSETS
Interest-earning assets:
     Loans*                         $ 132,614    $ 11,421    8.61%    $ 108,557    $  9,020   8.31%     $  91,808   $ 7,857   8.56%

  Taxable investment
      securities                    $  31,922    $  1,851    5.80%    $  38,193    $  2,074   5.43%     $  42,042   $ 2,516   5.98%
  Tax-exempt investment
      securities                    $   8,732    $    369    4.23%    $   7,281    $    433   5.95%     $   1,736   $    97   5.59%
  Federal funds sold &
       interest bearing bank
      balances                      $   2,819    $    171    6.07%    $   4,498    $    215   4.78%     $   5,015   $   266   5.30%
                                    ---------    --------    ----     ---------    --------   ----      ---------   -------   ----


Total interest-earning assets       $ 176,087    $ 13,812    7.84%    $ 158,529    $ 11,743   7.41%     $ 140,601   $10,736   7.64%

Non-interest-earning assets:
Cash and due from banks             $   4,389                         $   4,231                         $   3,178
Premises and equipment (net)        $   4,842                         $   4,545                         $   4,550
Other assets                        $   3,257                         $   2,048                         $   1,773
Less allowance for loan
      losses, deferred fees &
      securities market valuation   $  (2,786)                        $  (1,778)                        $    (973)
                                    ---------                         ---------                         ---------
TOTAL                               $ 185,789                         $ 167,575                         $ 149,129


                                                                                 DECEMBER 31
                                    -----------------------------------------------------------------------------------------------
                                                   2000                              1999                           1998
                                    ------------------------------    ------------------------------    ---------------------------
                                     AVERAGE                YIELD/     AVERAGE                YIELD/    AVERAGE              YIELD/
                                     BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE     BALANCE    INTEREST   RATE
                                    ---------    ---------  ------    ---------    --------   ------    --------   --------  ------

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-bearing liabilities:
Demand deposits                     $ 19,764     $    238    1.20%    $ 18,602     $   225     1.21%    $ 14,626    $   206   1.41%
Savings deposits                    $ 14,654     $    499    3.41%    $ 16,746     $   553     3.30%    $ 16,661    $   644   3.87%
Time deposits                       $104,336     $  5,927    5.68%    $ 89,621     $ 4,330     4.83%    $ 82,550    $ 4,348   5.27%
Federal funds purchased &
      other borrowed money          $  5,464     $    332    6.08%    $  5,988     $   358     5.98%    $  5,420    $   325   6.00%
Repurchase agreements               $  4,629     $    280    6.05%    $  3,073     $   158     5.14%    $  1,443    $    69   4.78%
Other                               $    482     $     58   12.03%    $    523     $    63    12.05%    $    689    $    74  10.78%
                                    --------     --------   -----     --------     -------    -----     --------    -------  -----

Total interest-bearing
      Liabilities                   $149,329     $  7,334    4.91%    $134,553     $ 5,687     4.23%    $121,389    $ 5,666   4.67%
Non-interest-bearing liabilities:

Demand deposits                     $ 21,294                          $ 19,183                          $ 14,520
Other                               $  1,884                          $  1,659                          $  1,680
                                    --------                          --------                          --------
Total Liabilities                   $172,507                          $155,395                          $137,589
Shareholders' equity                $ 13,282                          $ 12,180                          $ 11,540
                                    --------                          --------                          --------
Total                               $185,789                          $167,575                          $149,129
Net interest on earnings                         $  6,478                          $ 6,055                          $ 5,070
Net yield on interest earning
      assets                                                 3.68%                             3.82%                          3.40%

---------------
* For the purpose of these computations, non-accruing loans are included in the daily average loan amounts outstanding

The following table sets forth a summary of the changes in interest and fees earned and interest paid resulting from changes in volume and changes in rates.


                                                 2000 Compared to 1999             1999 Compared to 1998
                                             ----------------------------      -----------------------------
                                              Increase (Decrease) Due to*       Increase (Decrease) Due to*
                                             -----------------------------     ----------===----------------
                                              Volume      Rate       Net       Volume       Rate       Net
                                             -------     -----     -------     -------     -----     -------
                                                                  (THOUSANDS OF DOLLARS)

Interest earned on:
         Loans (domestic)                    $ 2,009     $ 405     $ 2,414     $ 1,440     $(280)    $ 1,160
         Taxable investment securities       $  (360)    $   7     $  (353)    $  (344)    $  33     $  (311)
         Tax-exempt investment securities    $    86     $  39     $   125     $   447     $(157)    $   290
         Federal funds sold &
           interest bearing balances         $   (80)    $  36     $   (44)    $   (28)    $ (24)    $   (52)
                                             -------     -----     -------     -------     -----     -------
         Total interest earning assets       $ 1,655     $ 487     $ 2,142     $ 1,515     $(428)    $ 1,087

Interest paid on:
         Demand deposits                     $    14     $  (2)    $    12     $    56     $ (37)    $    19
         Savings deposits                    $   (69)    $  15     $   (54)    $     4     $ (94)    $   (90)
         Time deposits                       $   707     $ 891     $ 1,598     $   334     $(352)    $   (18)
         Federal funds purchased             $   (32)    $   5     $   (27)    $    34     $(  1)    $    33
         Repurchase Agreements               $    80     $  43     $   123     $    78     $  11     $    89
         Other                               $    (5)    $   0     $    (5)    $   (13)    $   0     $   (13)
                                             -------     -----     -------     -------     -----     -------
Total interest bearing liabilities           $   695     $ 952     $ 1,647     $   493     $(473)    $    20

---------------
* The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each


INVESTMENT PORTFOLIO

The following table sets forth the carrying amount (book value) of investment securities at the dates indicated:

                                                         December 31
                                              ---------------------------------
                                                2000         1999         1998
                                              -------      -------      -------
                                                    (thousands of dollars)
U.S. Treasury and other U.S.
   Government agencies                        $31,108      $31,581      $36,235
States and political subdivisions             $ 9,074      $ 8,441      $ 4,299
Other                                         $   879      $   827      $   863
                                              -------      -------      -------
TOTAL                                         $41,061      $40,849      $41,397

The following table sets forth the maturities of investment securities at par value on December 31, 2000 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the projected life of each security. Tax equivalent adjustments have not been made in calculating yields on obligations of state and political subdivisions. Mortgage backed securities are categorized by average life. Callable bonds are categorized by their projected call date under current market conditions.

                                                                           Maturing
                                                                     (thousands of dollars)
                              -------------------------------------------------------------------------------------------------
                                   Within          After One But        After Five But           After
                                  One Year       Within Five Years     Within Ten Years        Ten Years               Total
                              ---------------    -----------------   -------------------    ---------------    ----------------
                              Amount    Yield     Amount    Yield     Amount      Yield     Amount    Yield    Amount     Yield
                              ------    -----    -------    ------    -------     ------    ------    -----    -------    -----

U.S. Treasury & Government
  Agencies
         Fixed rate           $   00     N/A     $ 6,100    5.85%     $ 1,000      6.17%    $   00     N/A     $ 7,100     5.90%
         Floating Rate        $   00     N/A     $    00     N/A      $    00       N/A     $   00     N/A     $    00      N/A
U.S. government agencies,
   MBS's and CMO's
         Fixed rate           $2,108    5.80%    $13,554    5.99%     $ 4,000      6.29%    $   00     N/A     $19,662     5.99%
         Floating rate        $   00     N/A     $   969    6.35%     $   523      6.37%    $1,000    4.29%    $ 2,492     5.53%
States and political
  subdivisions                $   00     N/A     $   720    4.54%     $ 6,695      4.15%    $1,395    4.56%    $ 8,810     4.24%
Other                         $   00     N/A     $ 2,325    3.38%     $    00       N/A     $   00     N/A     $ 2,325     3.38%
                              ------    ----     -------    ----      -------      ----     ------    ----     -------     ----
TOTAL                         $2,108    5.80%    $23,668    5.67%     $12,218      5.11%    $2,395    4.45%    $40,389     5.42%

LOAN PORTFOLIO

The following table shows the maturity of fixed rate loans outstanding as of December 31, 2000. Also provided are the amounts with maturities beyond one year classified according to the sensitivity changes in interest rates. These numbers exclude loans on non-accrual.

Maturing or Repricing Opportunities


                                 Within       After One But        After
                                One Year    Within Five Years    Five Years    Total
                                -------     -----------------    ----------   --------

Loans with:
   1-4 Family 1st Mortgages     $39,625         $ 5,130            $  879     $ 45,634
   All Other Loans              $49,306         $34,735            $7,690     $ 91,731
                                -------         -------            ------     --------
Total                           $88,931         $39,865            $8,569     $137,365



         NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

         The following table summarizes the Bank's non-accrual, past due and restructured loans:

                                                            December 31
                                                      (Thousands of Dollars)
                                                           2000    1999
                                                           ----    ----
         Non-accrual loans:                                 $0      $0
         Accruing loans past
             due 90 days or more:                           $0      $0
         Restructured loans:                                $0      $0
                                                            --      --
                  Total                                     $0      $0
         Interest Income not collected that would
           have been collected under original terms:        $0      $0
         Commitments to lend additional funds:              $0      $0


         POTENTIAL PROBLEM LOANS

         At December 31, 2000 the Bank had no loans for which payments presently are current but the borrowers are experiencing or have recently experienced financial difficulties

         FOREIGN OUTSTANDINGS - None.

         CERTAIN INTERNATIONAL DEVELOPMENTS - None.

         LOAN CONCENTRATIONS - None. (Loan concentrations are considered to exist when there are amounts lent to a multiple number of borrowers engaged in similar activities that exceed 10% of total loans and would cause them to be similarly impacted by economic or other conditions).

SUMMARY OF LOAN LOSS EXPERIENCE

This table summarizes the Bank's loan loss experience for the years ended December 31, 2000 and 1999.

                                               Year Ended December 31
                                                  2000        1999
                                                 ------      ------
                                               (thousands of dollars)
         Loan Loss Reserve
              Balance at January 1               $1,254      $1,070
         Charge-offs:
              Commercial and other loans              0           0
              Real estate                             0          25
              Installment/consumer                   34          42
                                                 ------      ------
           Total Charge-offs                     $   34      $   67
           Recoveries:
              Commercial and other loans         $    0      $    3
              Real estate                             0          18
              Installment/consumer                    1           0
                                                 ------      ------
           Total Recoveries                      $    1      $   24
         Net charge-offs (recoveries)                33          43
         Additions charged to operations*           152         227
                                                 ------      ------
         Loan Loss Reserve
              Balance at December 31             $1,373      $1,254
         Ratio of net charge-offs
              to average loans outstanding:        .04%         .04%

---------------
* The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, amounts and timing of future cash flows, and management's estimate of future potential losses.

DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                      Year Ended December 31
                                     2000                1999
                             ------------------    -----------------
                              Amount       Rate     Amount      Rate
                             --------      ----    --------     ----
                                        (thousands of dollars)

Domestic bank offices:
Non-interest-bearing
   demand deposits           $ 21,294         0%   $ 19,183        0%

Interest-bearing demand
   Deposits                    19,764      1.20%     18,602     1.21%
Savings deposits               14,654      3.41%     16,746     3.30%
Time deposits                 104,336      5.68%     89,621     4.95%
                             --------      ----    --------     ----
  Total                      $160,048      4.16%   $144,152     3.54%


RETURN ON AVERAGE EQUITY AND AVERAGE ASSETS

The following table shows operating and capital ratios of the Bank for each of the last three years.

                                                    Year Ended December 31
                                              2000          1999          1998
                                            -------       -------       -------

Return on average assets                       .80%         0.84%         0.62%
Return on average equity                     11.15%        11.51%         8.01%
Dividend pay out ratio                        0.00%         0.00%         0.00%
Average equity to average assets ratio        7.15%         7.27%         7.74%

SHORT-TERM BORROWINGS

The following table shows the distribution of the Bank's short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the last three years.


                               Over Night Funds
                                  Purchased &
                             Securities Sold Under                    Other
                                 Agreements to        Commercial    Short-Term
                                  Repurchase*           Paper       Borrowings
                             ---------------------    ----------    ----------
                                            (thousands of dollars)

Balance at December 31:
                  2000              $ 4,918             $   0         $   0
                  1999                4,032                 0             0
                  1998                2,083                 0             0

Weighted average interest
rate at year-end:
                  2000                 5.88%             0.00%         0.00%
                  1999                 5.19%             0.00%         0.00%
                  1998                 4.01%             0.00%         0.00%

Maximum amount outstanding
at any month's end:
                  2000              $ 6,883             $   0         $   0
                  1999                7,654                 0             0
                  1998                3,316                 0             0

Average amount outstanding
during the year:
                  2000              $ 5,093             $   0         $   0
                  1999                4,061                 0             0
                  1998                1,863                 0             0

Weighted average interest
rate during the year:
                  2000                 6.20%             0.00%         0.00%
                  1999                 5.26%             0.00%         0.00%
                  1998                 4.97%             0.00%         0.00%


---------------
* Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date.

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

Sources and Uses of Funds Trends


                                                     2000                                  1999                       1998
                                     ------------------------------------    ----------------------------------     --------
                                      Average       Amount           %        Average      Amount         %         Average
                                      Balance       Change        Change      Balance      Change       Change      Balance
                                     --------      --------       -------    ---------    --------      -------     --------
                                                                       (thousands of dollars)
Funding uses:
  Loans                              $132,614      $ 24,057        22.2 %    $ 108,557    $ 16,749        18.2 %    $ 91,808
  Taxable investment
     securities                        31,922        (6,271)      (16.4)%       38,193      (3,822)       (9.1)%      42,015
  Tax-exempt investment
     securities                         8,732         1,451        19.9 %        7,281       5,518       313.0 %       1,763
  Federal funds sold & Interest
      bearing bank balances             2,819        (1,230)      (30.4)%        4,049        (966)      (19.3)%       5,015
                                     --------      --------      ------      ---------    --------       -----      --------
Total uses                           $176,087      $ 18,007        11.4 %    $ 158,080    $ 17,479        12.4 %    $140,601

Funding sources:
  Demand deposits:
     Non-interest-bearing            $ 21,294      $  2,111        11.0 %    $  19,183    $  4,663        32.1 %    $ 14,520
     Interest-bearing                  19,764         1,162         6.2 %       18,602       3,976        27.2 %      14,626
  Savings deposits                     14,654        (2,092)      (12.5)%       16,746          85         0.5 %      16,661
  Time deposits                       104,336        14,715        16.4 %       89,621       7,071         8.6 %      82,550
  Federal funds purchased
      and other borrowings              5,464          (524)      (8.75)%        5,988         568        10.5 %       5,420
  Repurchase agreements                 4,629         1,556        50.6 %        3,073       1,630       113.0 %       1,443
  Other                                 5,946         1,079        22.2 %        4,867        (514)        9.6 %       5,381
                                     --------      --------       -----      ---------    --------       ------     --------
Total sources                        $176,087      $ 18,007        11.4 %    $ 158,080    $  17,479       12.4 %    $140,601

         The Bank uses its funds primarily to support its lending activities. Average loans increased by $24,057,000 or 22% in 2000 after increasing by $16,749,000 or 18% in 1999. The increase was largely the result of continued emphasis on lending by Bank management and continued economic conditions in the local market.

         Average taxable bond investments, another use of funds, decreased by $6,271,000 or 16% in 2000 to provide funds for loans while tax-exempt bond investments increased by $1,451,000 or 20% to provide better income tax management.

         The Bank's increase in earning assets from 1999 to 2000 was funded mainly by increased deposits. The Bank sought to grow its loan portfolio in 2000, and to fund this growth, it sought deposits in the local market place. Although deposit growth was from all types of deposits, the Bank showed the greatest absolute growth in money market accounts. Certificates of deposit, the Bank's highest cost deposit, grew almost as much in dollars but only by half as much by percentage.

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

         Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $2,108,000 at December 31, 2000 representing 6% of the investment securities portfolio, an increase from the 1999 amount of $1,000,000. This is due to the fact that 1999 had an unusually low number of expected maturities and call dates as a result of increasing rates.

         The Bank moderates its liquidity needs by maintaining short term borrowing lines with several regional banks. At year-end, the Bank had lines of credit established with other banking institutions totaling $25,170,000.

         Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

         Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at December 31, 2000, are summarized as follows:

                                                            Time Deposits
                                                               -------
                                                        (thousands of dollars)

         3 months or less                                      $ 4,612
         Over 3 through 12 months                               17,212
         Over 12 through 36 months                               1,255
         Over 36 months                                            960
                                                               -------
         Total                                                 $24,039

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

         The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 2000. For the first year, interest-sensitive assets exceed liabilities by $3,496,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD's and NOW and MMA accounts that are regarded as much less rate sensitive.


                                                    As of December 31
                                                  (thousands of dollars)
                                      0-90          91-365        1-3           Over 3
                                      Days           Days        Years          Years
                                    --------       -------      --------       -------

Interest-sensitive assets           $ 34,113       $71,741      $ 19,914       $57,676
Interest-sensitive liabilities        47,341        55,017        53,159         1,943
                                    --------       -------      --------       -------
Interest sensitivity gap             (13,228)       16,724       (33,245)       55,733
Cumulative gap                      $(13,228)      $ 3,496      $(29,749)      $25,984


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

         The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. For the Bank, Tier 1 capital consists of common shareholders' equity. Tier 2 capital consists of allowance for loan and lease losses. All banks must maintain a minimum leverage ratio of Tier 1 capital to total assets of 3%. To be considered adequately capitalized, banks are required to meet a minimum ratio of 8% of qualifying total Tier 1 and Tier 2 capital to risk-adjusted total assets and at least 4% ratio of Tier 1 capital to total assets. The Bank had corresponding ratios of 11.4% and 7.5% at year-end. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

The table below illustrates the Bank's regulatory capital ratios at December 31

                                                         2000           1999
                                                       --------       --------
                                                        (thousands of dollars)

Tier 1 Capital                                         $ 14,841       $ 13,361
Tier 2 Capital                                         $  1,373       $  1,254
                                                       --------       --------
Total Qualifying Capital                               $ 16,214       $ 14,615
Risk Adjusted Total Assets
  (including off-balance exposures)                    $141,674       $118,776
Tier 1 Risk-Based Capital Ratio                            10.5%          11.2%
Total Risk-Based Capital Ratio                             11.4%          12.3%
Leverage Ratio                                              7.5%           7.6%


RELATIONSHIP BETWEEN SIGNIFICANT FINANCIAL RATIOS

The following table illustrates this relationship where the percent return on equity times the percent of earnings retained equals the internal capital growth percentage:

                                  2000         1999          1998
                                  ----         ----          ----
Return on average equity          11.1%        11.5%         8.0%
Earnings retained                  100%         100%         100%
Internal capital growth           11.1%        11.5%         8.0%


         From a level of 8.0% in 1998, the rate of internal capital growth has increased to 11.5% in 1999 and 11.1% in 2000. This increasing growth rate is directly related to the increasing profitability of the Bank.

         To maintain adequate capital, the Bank and the Company will continue their efforts to maintain its level of earnings and will give appropriate consideration to capital needs for expansion and growth before determining annual dividend pay out to the Company or to shareholders.

RESULTS OF OPERATIONS

         The Company's net income for 2000 was $1,480,000, an increase of 6% over 1999 earnings of $1,402,000 and also up 70% from 1998 earnings of $869,000. On a per share basis, net income for the similar periods were $.89, $.85 and $.57 after retroactively adjusting for annual 5% stock dividends and the two for one split in 1999.

         Income improved significantly from 1998 to 1999, despite the growth in overhead due to opening of and investment sales subsidiary of the Bank and expansion of the Trust Department. However, 2000 income was impacted by falling interest rates and narrowing margins throughout the banking industry, particularly in the fourth quarter. Net interest income was up by $422,000 for 2000 over 1999. These increased revenues were offset by increased overhead of $437,000 due to growth of the Bank, and the opening of a new branch in the fourth quarter of 2000.

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

         To the extent possible, the Bank follows a strategy intended to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. At December 31, 2000, approximately 69% of the loan portfolio was repriceable or expected to repay within one year.

         Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on equity and return on assets. The Bank's return on average equity was 11.1% in 2000, down from 11.5% in 1999, and up from 8.0% in 1998. This is the result of the Bank's earnings growth. The Bank's return on assets (ROA) increasing from .62 in 1998 to .84 in 1999 and fell off slightly to .80% in 2000. In 1995, the Board of Directors adopted a strategy of growth for the Bank knowing that the increased overhead would impact the Bank's earnings for several years. The strategy anticipated that increased revenues would eventually offset the substantial increase in overhead resulting from branch openings. This in fact happened in 1997 through 1999. With the slower growth in overhead expenses, earnings improved during those years. With the opening of the new branch in 2000, some of the overhead efficiencies were lost, but the Board of Directors believes that continued branching is a strategy that benefits the Bank in the long run.

LOANS

Loan Portfolio

The following table shows the Bank's loans distribution at the end of each of the last two years.

                                          December 31
                                      2000          1999
                                    --------      --------
                                     (Thousand of dollars)
Domestic Loans:
     Commercial and Other           $ 14,859      $ 12,009
     Real estate-construction          2,267         2,679
     Real estate - Residential        48,702        46,472
     Real estate - Other              63,839        53,682
     Installment/Consumer              7,638         7,120
                                    --------      --------
        Total domestic loans        $137,305      $121,962


         Real estate mortgage loans at year-end 2000 and 1999 comprised the greatest percentage of total loans. Commercial non-real estate and consumer loans were approximately 10% and 6% respectively at the year-end 2000. The growth in loans outstanding at year-end 2000 was the result of an initiative by management to grow the loan portfolio. Given the current economic conditions, the growth of gross loans outstanding is not next expected to be as great in 2000.

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


COMPOSITION OF ALLOWANCE FOR LOAN LOSSES

This table shows an allocation of the allowance for loan losses as of the last two-year ends:


                                       December 31, 2000          December 31, 1999
                                    -----------------------    -----------------------
                                               Percent of                 Percent of
                                              Loans in each              Loans in each
                                               category to                category to
                                    Amount     Total Loans     Amount     Total Loans
                                    ------    -------------    ------    -------------
                                                  (thousands of dollars)

Commercial, Commercial RE,
   Construction & Agricultural      $  196       59%      $  257       59%
Real estate-residential                107       35%         143       37%
Consumer                                69        6%          75        5%
Special allocations                      0        0%           0        0%
Unallocated                          1,001        0%         779        0%
                                    ------      ---       ------      ---
        Total                       $1,373      100%      $1,254      100%


         The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.

         In 2000 the allowance for loan losses approximates 1% of loans, down slightly from 1.03% in 1999. The allowance for loan losses is changed when management determines that the prospects of recovery of the principal or interest of a loan or lease are doubtful. Subsequent recoveries, if any, are credited to the allowance. Real estate mortgage loans are written down to fair value upon the earlier receipt of a deed in lieu of foreclosure, upon completion of foreclosure proceedings, or upon in-substance foreclosure. Commercial and other loan charge-offs are made based on management's on-going evaluation of non-performing loans. At year-end, the Bank had no "impaired" loans under SFAS 114, which became effective on January 1, 1995.

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


                                          Distribution of Non-performing Assets
                                                       December 31
                                                   2000           1999
                                                  ------          ----
                                                 (thousands of Dollars)

Commercial, Commercial RE,
         & Construction                           $    0           $ 0
Residential RE                                         0             0
Installment/Consumer                                   0             0
                                                  ------           ---
         Total non-performing loans               $    0           $ 0
Other real estate owned                            1,065             0
Other Assets                                      $  137            29
Debt Security                                          0             0
                                                  ------           ---
         Total non-performing assets              $1,202           $29
Non-performing loans to
   year-end loans                                    .86%         0.02%
Non-performing assets to year-end
   loans and other real estate owned                 .86%         0.02%

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

         At year-ends 2000 and 1999, there were no non-accrual loans and consequently there was no additional interest income that would have been recorded..

         At December 31, 2000, the Bank had one $336,000 residential criticized "watch" loan which was not included in the 90 day past due or non-accrual categories where the borrowers are currently experiencing or have recently experienced financial difficulties but are current on their payments. This is up from $52,000 at December 31, 1999.

         At December 31, 2000, the Bank had no commitments to lend additional funds with respect to non-performing loans.

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

INCOME TAXES

         The Company's effective tax rate was 31% in 2000 which is unchanged from 1999. The effective rate is lower than the statutory rate primarily due to certain tax-exempt interest income.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item is incorporated herein by reference to the information set forth under the following captions contained in this Form 10-K:

(i) "Management's Discussion and Analysis of Financial Condition and Results of Operations"--Liquidity and Interest Rate Sensitivity Management.

(ii)     PART II - Item 6. - "Selected Financial Data" - Investment Portfolio

(iii)    PART II - Item 6. - "Selected Financial Data" - Loan Portfolio

(iv) PART II - Item 14. -- "Financial Statements of First National Bancshares, Inc."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company and the related notes thereto required by Subpart I have been included immediately following Item 14 in Part IV of this Annual Report.

         Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                                          (thousands, except share amounts)
                                                    2000                                    1999
                                     ----------------------------------      ----------------------------------
                                     First    Fourth   Third    Second       First    Fourth   Third    Second
                                     Quarter  Quarter  Quarter  Quarter      Quarter  Quarter  Quarter  Quarter
                                     -------  -------  -------  -------      -------  -------  -------  -------

Interest Income                       $3,575   $3,489   $3,420   $3,328       $3,096   $2,953   $2,853   $2,841
Interest Expense                       1,995    1,892    1,733    1,656        1,459    1,387    1,354    1,424
Net Interest Income                    1,580    1,597    1,687    1,672        1,637    1,566    1,499    1,417
Provision for Loan Losses                 33       14       55       50           60      102       30       35
Earnings before Income Taxes             464      508      568      582          474      615      482      465
Net Earnings                             322      357      392      409          335      438      318      311
Basic Earnings per Common Share          .19      .22      .24      .25          .20      .27      .19      .19
Diluted Earnings per Common Share        .18      .21      .23      .24          .19      .26      .18      .18
Cash Dividends per Common Share            0        0        0        0            0        0        0        0
Market Price Range(1)
     High                              16.00    15.48    15.71    15.71        15.71    14.06    14.06    13.61
     Low                               14.00    14.41    14.29    14.76        14.76    13.61    13.61    12.93

---------------
(1) All per share information is presented to reflect all stock dividends and stock splits including the 5% stock dividends declared October 21, 1999 and September 21, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Since July 18, 1986 (the date of inception of the Bank, the Company's subsidiary), neither the Bank nor the Company have had any disagreements with its independent certified public accountants regarding accounting and financial disclosure and there has been no change in accounting firms since 1994. The accounting firm of Christopher, Smith, Leonard, Bristow, Stanell, and Wells, P.A. is currently employed by the Company to perform its annual audit and its financial report is included in this annual report.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

A.       DIRECTORS

         The information required by Item 10 pertaining to directors of the Company is incorporated herein by reference to the sections entitled "Election of Directors" and "Committees of the Board of Directors and Certain Meetings" in the definitive proxy statement of the Company of the Bank for its 2001 Annual Meeting of Shareholders, pages one through four. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Bank's fiscal year ended December 31, 2000 at the time it is mailed to the shareholders.

B.       EXECUTIVE OFFICERS

         With respect to Francis I. duPont, III, the Chairman of the Board and Chief Executive Officer of the Company, and Glen W. Fausset, President of the Company, who are also directors of the Company, the information required by
Item 10 pertaining to the Company's executive officers is incorporated herein by reference to the section entitled "Election of Directors" in the definitive proxy statement of the Company of the Bank for its 2001 Annual Meeting of Shareholders, pages 1 through 3, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Bank's fiscal year ended December 31, 2000 at the time it is mailed to the shareholders.

         There are no other executive officers of the Company. The executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the sections entitled "Executive Compensation," and "Compensation Pursuant to Plans" in the definitive proxy statement of the Company of the Bank for its 2001 Annual Meeting of Shareholders, pages 6 through 8, which will be filed with the Securities and Exchange Commission 120 days of the end of the Company's fiscal year ended December 31, 2000 at the time it is mailed to the shareholders.

Change of Control Agreements

         In 1997, the Board of Directors of the Bank entered into "Agreements" with Messrs. duPont and Fausset providing for compensation to them in the event of a change of the controlling interest of the Bank or dismissal without cause. This Company joined in these agreements in 2000. The agreements provide for the payment of three times base compensation upon a change of control of the Bank or the Company or a dismissal without cause.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections entitled "Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the definitive proxy statement of the Company of the Bank for its 2001 Annual Meeting of Shareholders, pages 2 and 9, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 2000 at the time it is mailed to the shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company of the Bank for its 2001 Annual Meeting of Shareholders, page 5 and 6, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year ended December 31, 2000 at the time it is mailed to the shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


         (a)      Documents filed as part of this Annual Report on Form 10-K:

                  (1)      Financial Statements and Schedules

                           (i)    Report of Independent Auditors' Report....F-1

                           (ii)   Balance Sheets............................F-2

                           (iii)  Statements of Income .....................F-3

                           (iv)   Statements of Stockholders' Equity........F-4

                           (v)    Statements of Cash Flows .................F-5

                           (vi)   Notes to Financial Statements ............F-6

                  (2) All Schedules have been included as an exhibit to this Annual Report on Form 10-K or the information is included elsewhere in the financial statements or notes thereto.

                  (3) The exhibits required to be filed herewith are listed on the "Exhibits Index" on the following page

         (b)      Reports on form 8-K

         There were no reports on Form 8-K filed by the Company during the last quarter of the fiscal year ended December 31, 2000.


                                 EXHIBIT INDEX

         Exhibit Number      Description of Document
         --------------      ----------------------

                  2(1) Consolidation Agreement dated as of September 17, 1998, by and between First National Bank of Manatee and Manatee Interim Bank, National Association, joined in by First National Bancshares, Inc.

                 3.1(2) Amended and Restated Articles of Incorporation of First National Bancshares, Inc.

                 3.2(2)      Bylaws of First National Bancshares, Inc.

                  10(3)      Company's Incentive Stock Option Plan

                  11(4) Statement regarding computation of per share earnings.

                  23 Consent of Christopher, Smith, Leonard, Bristow, Stanell, and Wells, P. A.

---------------
(1) Incorporated by reference as Appendix I included in the Company's S-4 Registration Statement, as filed with the Securities and Exchange Commission on July 31, 1998 (Registration No. 333-60283).

(2) Incorporated by reference to the exhibits included in the Company's S-4 Registration Statement, as filed with the Securities and Exchange Commission on July 31, 1998 (Registration No. 333-60283).

(3) Incorporated by reference to the summary of principal terms included in the Company's Proxy Statement for the 2000 Meeting of Shareholders, as filed with the Securities and Exchange Commission on March 10, 2000.

(4) Incorporated by reference to the Income Statement on page F-3 of the Consolidated Financial Statements of First National Bancshares, Inc., as contained in this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FIRST NATIONAL BANCSHARE, INC.

March 28, 2001                            By: /s/ Glen W. Fausset
--------------                                ---------------------------------
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


         Signature                            Title                       Date
         ---------                            -----                       ----
/s/ Francis I. duPont, III         Chairman of the Board and Chief    March 28, 2001
-------------------------------    Executive Officer
    Francis I. duPont, III

/s/ Glen W. Fausset                President and Director             March 28, 2001
-------------------------------
    Glen W. Fausset

/s/ Robert C. Matejcek             Treasurer                          March 28, 2001
-------------------------------
    Robert C. Matejcek

/s/ Beverly Beall                  Director                           March 28, 2001
-------------------------------
    Beverly Beall

/s/ Robert G. Blalock              Director                           March 28, 2001
-------------------------------
    Robert G. Blalock

/s/ Allen J. Butler                Director                           March 28, 2001
-------------------------------
    Allen J. Butler

/s/ Rosemary R. Carlson            Director                           March 28, 2001
-------------------------------
    Rosemary R. Carlson

/s/ Stephen J. Korcheck, Ph. D.    Director                           March 28, 2001
-------------------------------
    Stephen J. Korcheck, Ph. D.

/s/ Wm. J. Thompson                Director                           March 28, 2001
-------------------------------
    Wm. J. Thompson, D.D.S

/s/ Raymond A. Weigel, III         Director                           March 28, 2001
-------------------------------
    Raymond A. Weigel, III

/s/ Dan C. Zoller                  Director                           March 28, 2001
-------------------------------
    Dan C. Zoller

                        FIRST NATIONAL BANCSHARES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                       (INCLUDING WHOLLY OWNED SUBSIDIARY

                          1ST NATIONAL BANK AND TRUST)

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================


                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE
                                                                     ----------

INDEPENDENT AUDITORS' REPORT                                            F 1

CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS                                         F 2

    CONSOLIDATED STATEMENTS OF INCOME                                   F 3

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                     F 4

    CONSOLIDATED STATEMENTS OF CASH FLOWS                               F 5


NOTES TO FINANCIAL STATEMENTS                                        F 6 - F 21

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
FIRST NATIONAL BANCSHARES, INC.
BRADENTON, FLORIDA


We have audited the accompanying consolidated balance sheets of First National Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

                                          CHRISTOPHER, SMITH, LEONARD,
                                            BRISTOW, STANELL & WELLS, P.A.


January 26, 2001

                                    - F 1 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

===============================================================================

                                     ASSETS

                                             2000                1999
                                        -------------       -------------
Cash and due from banks                 $   4,496,102       $   6,577,483
Interest bearing deposits                   5,896,769             395,267
                                        -------------       -------------

  Cash and cash equivalents                10,392,871           6,972,750
                                        -------------       -------------


Investment securities:

  Available-for-sale                       38,060,622          37,349,586
  Held-to-maturity                          3,000,000           3,499,838
                                        -------------       -------------
    (Market value of $40,579,701
    and $40,440,827, respectively)         41,060,622          40,849,424
                                        -------------       -------------



Loans                                     137,364,755         122,007,444
  Less allowance for loan losses           (1,372,916)         (1,253,945)
  Less deferred loan fees                     (59,526)            (45,997)
                                        -------------       -------------
                                          135,932,313         120,707,502
                                        -------------       -------------



Bank premises and equipment, net            6,160,422           4,856,157
Accrued interest receivable                 1,153,330             963,616
Deferred income taxes                         473,252             838,371
Other real estate owned                     1,064,927                 -0-
Other assets                                  805,421             614,175
                                        -------------       -------------
                                            9,657,352           7,272,319
                                        -------------       -------------









  TOTAL ASSETS                          $ 197,043,158       $ 175,801,995
                                        =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   2000                1999
                                              -------------       -------------
Liabilities:
  Deposits:

    Non-interest bearing deposits             $  23,190,682       $  20,528,051
    Interest bearing demand
      and NOW deposits                           21,169,284          19,088,016
    Money market deposits                        35,456,560          21,247,277
    Savings deposits                             13,362,634          16,333,431
    Time deposits                                77,091,837          74,987,292
                                              -------------       -------------
                                                170,270,997         152,184,067

  Accrued interest payable                        1,530,506           1,050,692
  Accrued expenses and other
    liabilities                                     225,956             454,939
  Capital lease obligation                          462,374             505,145
  Securities sold under agreements
    to repurchase and overnight funds             4,918,336           4,032,393
  Other borrowed funds                            5,000,000           5,000,000
                                              -------------       -------------
                                                 12,137,172          11,043,169
                                              -------------       -------------
      Total liabilities                         182,408,169         163,227,236
                                              -------------       -------------

Stockholders' equity:

  Common stock, .10 par value,
    2,500,000 shares authorized:
    1,656,940 and 1,577,869 shares
    issued and outstanding                          165,694             157,787
  Capital in excess of par value                 10,924,550           9,670,361
  Retained earnings                               3,757,257           3,540,006
                                              -------------       -------------
  Accumulated other comprehensive income           (212,512)           (793,395)
                                              -------------       -------------

      Total stockholders' equity                 14,634,989          12,574,759
                                              -------------       -------------





  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                      $ 197,043,158       $ 175,801,995
                                              =============       =============









===============================================================================

   The accompanying notes are an integral part of these financial statements.


                                    - F 2 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                        FOR THE YEARS ENDED DECEMBER 31,

===============================================================================

                                            2000             1999             1998
                                        -----------      -----------      -----------

Interest income:

  Interest and fees on loans            $11,420,651      $ 9,020,590      $ 7,857,716
                                        -----------      -----------      -----------
  Interest on investment
    securities:

      U.S. Treasury and Govern-
        ment agencies                     1,770,783        2,133,434        2,456,180
      State and political sub-
        divisions - tax-exempt              387,948          315,390           97,131
      Other                                 232,250          252,542          249,771
                                        -----------      -----------      -----------
                                          2,390,981        2,701,366        2,803,082
                                        -----------      -----------      -----------

  Interest on federal funds sold                -0-           21,006           76,120
                                        -----------      -----------      -----------

    Total interest income                13,811,632       11,742,962       10,736,918
                                        -----------      -----------      -----------

Interest expense:

  Deposits                                5,349,422        4,033,943        4,121,385
  Time deposits of $100,000
    or more                               1,314,866        1,074,401        1,076,308
  Short-term borrowings                     611,816          515,601          384,478
  Capital lease obligation                   58,316           63,130           67,402
                                        -----------      -----------      -----------
  Federal funds purchased                       -0-              139            9,154
                                        -----------      -----------      -----------

    Total interest expense                7,334,420        5,687,214        5,658,727
                                        -----------      -----------      -----------

    Net interest income                   6,477,212        6,055,748        5,078,191
                                        -----------      -----------      -----------

Provision for loan and debit
   card losses                              151,890          227,050          154,170
                                        -----------      -----------      -----------

Net interest income after
  provision for loan losses               6,325,322        5,828,698        4,924,021

Other income:

  Service charges on deposit
    accounts                                406,022          429,647          349,365
  Investment securities gains, net              -0-           35,496           11,528
  Other real estate owned income                -0-              -0-            5,030
  Trust fee income                          525,640          426,801          317,019
  Bradenton Securities income               177,837          174,464              -0-
  Other                                     233,023          226,123          235,502
  Loan fees                                     -0-              -0-           57,174
                                        -----------      -----------      -----------

    Total other income                    1,342,522        1,292,531          975,618
                                        -----------      -----------      -----------


                                           2000             1999              1998
                                        ----------       ----------       -----------

Other expenses:

  Salaries and employee benefits        $3,091,402       $2,696,762       $ 2,205,987
  Occupancy                                581,570          498,275           467,594
  Legal, accounting and
    examination fees                       200,615          186,803           159,689
  FDIC assessment                           31,160           16,036            14,471
  Equipment                                512,148          456,226           382,815
  Stationery, printing and
    postage                                187,049          209,156           170,527
  Data processing                          233,422          278,818           294,865
  Directors' fees                          120,822          124,325           111,051
  Advertising                               34,240           59,116            30,184
  Other                                    529,118          554,792           666,719
  Mortgage company expense                     -0-            4,228            74,961
  Minority interests in net loss
    of consolidated subsidiary                 -0-              -0-            (7,115)
                                        ----------       ----------       -----------

    Total other expenses                 5,521,546        5,084,537         4,571,748
                                        ----------       ----------       -----------

Income before income taxes               2,146,298        2,036,692         1,327,891

Provision for income taxes                 666,400          634,900           458,800
                                        ----------       ----------       -----------

Net income                              $1,479,898       $1,401,792       $   869,091
                                        ==========       ==========       ===========


Per share data:

  Basic EPS                             $      .89       $      .89       $       .57
                                        ==========       ==========       ===========

Weighted average shares

  outstanding                            1,656,917        1,577,869         1,565,187
                                        ==========       ==========       ===========

  Diluted EPS                           $      .85       $      .85       $       .55
                                        ==========       ==========       ===========

Adjusted weighted average
    shares outstanding                   1,728,250        1,645,952         1,623,752
                                        ==========       ==========       ===========





===============================================================================

   The accompanying notes are an integral part of these financial statements.


                                    - F 3 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

===============================================================================


                                                 COMMON STOCK                CAPITAL IN
                                         ----------------------------         EXCESS OF
                                           SHARES            AMOUNT           PAR VALUE
                                         ----------       -----------       ------------

BALANCE AT
  DECEMBER 31, 1997                         711,200       $ 3,556,000       $  4,164,869
                                         ----------       -----------       ------------
NET INCOME                                      -0-               -0-                -0-

Change in valuation
    allowance, net of
    income taxes of $5,330                      -0-               -0-                -0-
                                         ----------       -----------       ------------
       TOTAL COMPREHENSIVE INCOME               -0-               -0-                -0-

5% stock dividend                            35,630           178,150            748,272
Exercise of stock options                     7,624            38,120             44,081
Repurchase of stock                          (2,976)          (14,880)           (47,616)
Change in par value due to merger               -0-        (3,682,242)         3,682,242
                                         ----------       -----------       ------------
BALANCE AT
  DECEMBER 31, 1998                         751,478            75,148          8,591,848
                                         ----------       -----------       ------------
NET INCOME                                      -0-               -0-                -0-

Change in valuation
  allowance, net of income
  taxes of $502,583                             -0-               -0-                -0-
                                         ----------       -----------       ------------

       TOTAL COMPREHENSIVE INCOME               -0-               -0-                -0-

2 for 1 exchange                            751,478            75,148            (75,148)
5% stock dividend                            74,913             7,491          1,153,661
                                         ----------       -----------       ------------

BALANCE AT
  DECEMBER 31, 1999                       1,577,869           157,787          9,670,361
                                         ----------       -----------       ------------

NET INCOME                                      -0-               -0-                -0-

Change in valuation
  allowance, net of income
  taxes of $350,019                             -0-               -0-                -0-
                                         ----------       -----------       ------------

       TOTAL COMPREHENSIVE INCOME               -0-               -0-                -0-

5% stock dividend                            78,631             7,863          1,250,233
Exercise of stock options                       440                44              3,956
                                         ----------       -----------       ------------

BALANCE AT
  DECEMBER 31, 2000                       1,656,940       $   165,694       $ 10,924,550
                                         ==========       ===========       ============

                         ACCUMULATED             OTHER
===============================================================================
 RETAINED              COMPREHENSIVE
 EARNINGS                 INCOME                 TOTAL
-----------             ---------            ------------

$ 3,364,507             $  31,835            $ 11,117,211
-----------             ---------            ------------

    869,091                   -0-                 869,091


        -0-                 8,845                   8,845
-----------             ---------            ------------
    869,091                 8,845                 877,936

   (930,593)                  -0-                  (4,171)
        -0-                   -0-                  82,201
        -0-                   -0-                 (62,496)
        -0-                   -0-                     -0-
-----------             ---------            ------------

  3,303,005                40,680              12,010,681
-----------             ---------            ------------

  1,401,792                   -0-               1,401,792


        -0-              (834,075)               (834,075)
-----------             ---------            ------------
  1,401,792              (834,075)                567,717


        -0-                   -0-                     -0-
 (1,164,791)                  -0-                  (3,639)
-----------             ---------            ------------


  3,540,006              (793,395)             12,574,759
-----------             ---------            ------------

  1,479,898                   -0-               1,479,898


        -0-               580,883                 580,883
-----------             ---------            ------------
  1,479,898               580,883               2,060,781


 (1,262,647)                  -0-                  (4,551)
        -0-                   -0-                   4,000
-----------             ---------            ------------

$ 3,757,257             $(212,512)           $ 14,634,989
===========             =========            ============

===============================================================================

   The accompanying notes are an integral part of these financial statements.


                                    - F 4 -

===============================================================================

                         FIRST NATIONAL BANCSHARES, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

===============================================================================


                                                     2000             1999             1998
                                                 ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                     $  1,479,898     $  1,401,792     $    869,091
  Adjustments to reconcile net income
    to net cash from operating
    activities:
  Minority interests in net loss of
    consolidated subsidiaries                             -0-              -0-            7,115
      Depreciation and leasehold
        amortization                                  454,928          430,589          400,807
      Net amortization of premiums and
        accretion of discounts on
        investment securities                          49,114           71,232           42,923
      Amortization of deferred loan fees               13,529           34,820          (30,250)
      Allowance for loan losses                       118,314          159,902          142,542
      Deferred income taxes                           (15,100)         140,800          (22,766)
      Investment securities gains realized                -0-          (35,496)         (11,528)
      Loss (gain) on disposition of equipment             -0-              175           (6,113)
      (Increase) decrease in accrued
        interest receivable                          (189,714)         (92,217)          48,002
      (Increase) decrease in other assets            (191,246)        (189,247)         (22,184)
      Increase (decrease) in accrued interest
        payable                                       479,814          (16,036)          90,333
      Increase (decrease) in accrued
        expenses and other liabilities               (217,033)           2,702         (166,013)
                                                 ------------     ------------     ------------
  Net cash provided by operating
    activities                                      1,982,504        1,909,016        1,341,959
                                                 ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales and maturities of
    investment securities                           1,500,000       15,747,404       13,850,584
  Purchase of investment securities, net             (807,160)     (16,849,235)     (10,096,866)
  Loans originated, net of principal
    collections                                   (15,357,311)     (21,647,175)     (16,590,125)
  Increase other real estate owned                 (1,064,927)             -0-              -0-
  Purchase of bank premises and
    equipment                                      (1,759,193)        (587,644)        (434,438)
  Proceeds from sale of equipment                         -0-              -0-            8,000
  Recoveries on loans charged off                         657           23,879           12,736
                                                 ------------     ------------     ------------
  Net cash provided by (used in)
    investing activities                          (17,487,934)     (23,312,771)     (13,250,109)
                                                 ------------     ------------     ------------


                                                     2000             1999             1998
                                                 ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in demand
    deposits and savings deposits                  15,982,385       10,534,265     $ 13,500,814
  Net increase in time deposits                     2,104,545        4,763,121        2,197,823
  Increase (decrease) in securities sold
    under agreements to repurchase                    885,943        1,448,911          622,419
  Increase (decrease) in federal funds
    purchased and other borrowed funds                    -0-          317,500          182,500
  Proceeds from issuance of common stock                  -0-              -0-           19,705
  Cash in lieu of fractional shares for
    stock dividend                                     (4,551)          (3,640)          (4,171)
  Principal payments under capital lease
    obligations                                       (42,771)         (37,957)         (33,686)
                                                 ------------     ------------     ------------

  Net cash provided by
    financing activities                           18,925,551       17,022,200       16,485,404
                                                 ------------     ------------     ------------

  Net increase (decrease) in cash and
    cash equivalents                                3,420,121       (4,381,555)       4,577,254

  Cash and cash equivalents at
    beginning of year                               6,972,750       11,354,305        6,777,051
                                                 ------------     ------------     ------------

  Cash and cash equivalents at

    end of year                                  $ 10,392,871     $  6,972,750     $ 11,354,305
                                                 ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  Cash payments for interest                     $  6,854,606     $  5,703,250     $  5,568,394
                                                 ============     ============     ============

  Cash payments for income taxes                 $    833,249     $    799,570     $    488,361
                                                 ============     ============     ============




===============================================================================

   The accompanying notes are an integral part of these financial statements.


                                    - F 5 -

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

         Nature of Operations - First National Bancshares, Inc. (Bancshares) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary 1st National Bank and Trust (the Bank). The Bank operates under a national bank charter and provides full banking services, including trust services. As a national bank, the Bank is subject to regulation of the office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. The principal area served by 1st National Bank and Trust is Manatee County, Florida and services are provided at five offices.

         Principles of Consolidation

         The consolidated financial statements include the accounts of First National Bancshares, Inc. and its wholly-owned subsidiary, 1st National Bank and Trust, and the Bank's wholly-owned subsidiary Bradenton Securities, Inc. All material intercompany transactions have been eliminated in consolidation.

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


                                    - F 6 -

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

         Accrual of interest is discontinued on a loan (including a loan impaired under Statement of Financial Accounting Standards (SFAS) No.
         114) when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Classification of a loan as nonaccrual is not necessarily indicative of a potential loss of principal.

         The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that collectibility is unlikely The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, the amounts and timing of future cash flows from impaired loans, and current economic conditions that may affect the borrowers' ability to pay.

         The Bank follows Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan". Under the standard, allowance for loan losses related to loans that are identified for evaluation under SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate on the fair value of the collateral for certain collateral dependent loans. At December 31, 2000 and 1999, there were no impaired loans under SFAS No. 114.

         Loan Origination Fee Income - Non-refundable fees and costs associated with originating or acquiring loans are recognized over the lives of the related loans as adjustments to interest income.


                                    - F 7 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Bank Premises and Equipment - Bank premises and equipment owned, leasehold improvements, and assets held under capital lease are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined primarily on the straight-line method over the estimated useful lives of the assets, which range from three to twelve years for office furniture and equipment and twenty to thirty years for the Bank's building and leasehold improvements. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially increase the value of the property are capitalized. When bank premises and equipment are sold, or otherwise disposed of, the cost and related depreciation or amortization are removed from the respective accounts and the respective gains and losses are included in earnings.

         Other Real Estate Held for Resale - Other real estate includes foreclosed assets held for resale. After foreclosure, foreclosed assets are carried at the lower of fair value minus estimated costs to sell or cost. Cost at the time of foreclosure is the fair value of the asset foreclosed. If the fair value of the asset minus the estimated costs to sell the asset is less than the cost of the asset, the deficiency is recognized as a valuation allowance. Other real estate owned income (expense) consists of net carrying cost, legal fees, loss provisions and gains (losses) on sales of real estate. The Bank owned one item of other real estate at December 31, 2000 valued at $1,064,927.

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


                                    - F 8 -

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

         Statements of Cash Flows - For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. The Bank maintains its due from banks and federal funds purchased or sold with correspondent banking relationships as determined by the Bank's board of directors. At December 31, 2000, the primary correspondent banks were Federal Home Loan Bank of Atlanta, Independent Bankers Bank of Florida, Bank of America, and SunTrust Bank of Georgia.

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


                                    - F 9 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================

NOTE 2 - INVESTMENT SECURITIES

         Investment securities at December 31, 2000 are summarized as follows:


                                                   AVAILABLE-FOR-SALE
                               ---------------------------------------------------------
                                                GROSS           GROSS        APPROXIMATE
                                 UNREALIZED   AMORTIZED      UNREALIZED        MARKET
                                   COST         GAINS          LOSSES          VALUE
                               -----------    ---------     ------------     -----------

DECEMBER 31, 2000
-----------------
U.S. Government
  agencies                     $ 7,095,121    $     -0-     $    (61,488)    $ 7,033,633
U.S. Government
  agencies-
  mortgage-backed
  securities                    21,232,754        3,675         (162,757)     21,073,672
State and political
  subdivisions                   9,194,031       43,085         (163,079)      9,074,037
                               -----------    ---------     ------------     -----------

TOTAL DEBT SECURITIES           37,521,906       46,760         (387,324)     37,181,342

Other                              879,280          -0-              -0-         879,280
                               -----------    ---------     ------------     -----------
                               $38,401,186    $  46,760     $   (387,324)    $38,060,622
                               ===========    =========     ============     ===========


                                                   HELD-TO-MATURITY
                               ---------------------------------------------------------
                                                GROSS           GROSS        APPROXIMATE
                                 UNREALIZED   AMORTIZED      UNREALIZED        MARKET
                                   COST         GAINS          LOSSES          VALUE
                               -----------    ---------     ------------     -----------

DECEMBER 31, 2000
-----------------
U.S. Government
  agencies                     $ 2,000,000    $     -0-     $   (321,500)    $ 1,678,500
U.S. Government
  agencies -
  mortgage-backed
 securities                      1,000,000          -0-         (159,421)        840,579
                               -----------    ---------     ------------     -----------
                               $ 3,000,000    $     -0-     $   (480,921)    $ 2,519,079
                               ===========    =========     ============     ===========


                                    - F 10 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================



NOTE 2 - INVESTMENT SECURITIES - CONTINUED

         Investment securities at December 31, 1999 are summarized as follows:


                                                   AVAILABLE-FOR-SALE
                               ---------------------------------------------------------
                                                GROSS           GROSS        APPROXIMATE
                                 UNREALIZED   AMORTIZED      UNREALIZED        MARKET
                                   COST         GAINS          LOSSES          VALUE
                               -----------    ---------     ------------     -----------

DECEMBER 31, 1999
-----------------
U.S. Government
  agencies                     $ 7,094,212    $     -0-     $   (213,167)    $ 6,881,045
U.S. Government
  agencies -
  mortgage-backed
  securities                    21,932,119          -0-         (489,341)     21,442,778
State and political
  subdivisions                   8,767,289       14,283         (583,239)      8,198,333
                               -----------    ---------     ------------     -----------

TOTAL DEBT SECURITIES           37,793,620       14,283       (1,285,747)     36,522,156

    Other                          827,430          -0-              -0-         827,430
                               -----------    ---------     ------------     -----------

                               $38,621,050    $  14,283     $ (1,285,747)    $37,349,586
                               ===========    =========     ============     ===========


                                                   HELD-TO-MATURITY
                               ---------------------------------------------------------
                                                GROSS           GROSS        APPROXIMATE
                                 UNREALIZED   AMORTIZED      UNREALIZED        MARKET
                                   COST         GAINS          LOSSES          VALUE
                               -----------    ---------     ------------     -----------

DECEMBER 31, 1999
-----------------

U.S. Government
  agencies                     $ 2,499,838    $     -0-     $   (317,338)    $ 2,182,500
U.S. Government
  agencies -
  mortgage-backed
  securities                     1,000,000          -0-          (91,259)        908,741
                               -----------    ---------     ------------     -----------

                               $ 3,499,838    $     -0-     $   (408,597)    $ 3,091,241
                               ===========    =========     ============     ===========



                                         - F 11 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================

NOTE 2 - INVESTMENT SECURITIES - CONTINUED

         The components of gains and losses on sales, calls and maturities of securities for the years ended December 2000, 1999 and 1998 were as follows:


                                     COST        PROCEEDS      GAIN (LOSS)
                                 -----------    -----------    -----------

2000
----
Available-for-sale:

  Gross gains on sales           $       -0-    $       -0-    $       -0-
                                 -----------    -----------    -----------
       No gain or loss             1,000,000      1,000,000            -0-
                                 -----------    -----------    -----------

                                   1,000,000      1,000,000            -0-
     Held-to-maturity:
       Gross gains
         (securities called)             -0-            -0-            -0-
       No gain or loss               500,000        500,000            -0-
                                 -----------    -----------    -----------

                                     500,000        500,000            -0-
                                 -----------    -----------    -----------

                                 $ 1,500,000    $ 1,500,000    $       -0-
                                 ===========    ===========    ===========

1999
----
Available-for-sale:

  Gross gains on sales           $ 3,317,339    $ 3,347,404    $    30,065
  No gain or loss                  9,200,000      9,200,000            -0-
                                 -----------    -----------    -----------

                                  12,517,339     12,547,404         30,065
Held-to-maturity:
  Gross gains
    (securities called)            2,994,569      3,000,000          5,431
  No gain or loss                    200,000        200,000            -0-
                                 -----------    -----------    -----------

                                   3,194,569      3,200,000          5,431
                                 -----------    -----------    -----------

                                 $15,711,908    $15,747,404    $    35,496
                                 ===========    ===========    ===========

1998
----
Available-for-sale:

  Gross gains on sale            $ 1,489,309    $ 1,494,293    $     4,984
  No gain or loss                  3,439,400      3,439,400            -0-
                                 -----------    -----------    -----------
                                   4,928,709      4,933,693          4,984
Held-to-maturity:
  Gross gain
    (securities called)            1,993,456      2,000,000          6,544
  No gain or loss
    (securities matured)           2,654,891      2,654,891            -0-
  (Securities called)              4,262,000      4,262,000            -0-
                                 -----------    -----------    -----------

                                   8,910,347      8,916,891          6,544
                                 -----------    -----------    -----------

                                 $13,839,056    $13,850,584    $    11,528
                                 ===========    ===========    ===========


                                    - F 12 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================

NOTE 2 - INVESTMENT SECURITIES - CONTINUED

         The amortized cost and approximate market value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities due to borrowers having the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       APPROXIMATE
                                                       AMORTIZED          MARKET
                                                         COST             VALUE
                                                     ------------     ------------

DECEMBER 31, 2000

         AVAILABLE-FOR-SALE

         Due in one year or less                     $        -0-     $        -0-

         Due after one year through five years          6,847,115        6,801,574

         Due after five years through ten years         7,627,623        7,496,234

         Due after ten years                            1,814,614        1,810,062

         Mortgaged-backed securities                   21,232,554       21,073,472

         Other                                            879,280          879,280
                                                     ------------     ------------

                                                     $ 38,401,186     $ 38,060,622
                                                     ============     ============


                                                                       APPROXIMATE
                                                       AMORTIZED          MARKET
                                                         COST             VALUE
                                                     ------------     ------------
DECEMBER 31, 2000

         HELD-TO-MATURITY

         Due in one year or less                     $        -0-     $        -0-

         Due after one year through five years          2,000,000        1,678,500

         Due after five years through ten years               -0-              -0-

         Due after ten years                                  -0-              -0-

         Mortgaged-backed securities                    1,000,000          840,579
                                                     ------------     ------------

                                                     $  3,000,000     $  2,519,079
                                                     ============     ============


         Investment securities with aggregate book values of $16,403,078 and market values of approximately $15,817,586 at December 31, 2000, were pledged to secure public deposits and repurchase agreements and for other purposes as required by law or borrowing terms.

                                    - F 13 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================

NOTE 3 - LOANS

         A summary of loans at December 31, is as follows:

                                            2000               1999
                                       --------------    ----------------
                                       CARRYING VALUE     CARRYING VALUE
                                       --------------    ----------------

         Commercial                    $  13,111,225     $   9,214,138
         Real estate - construction        2,267,625         2,678,532
         Real estate - mortgage:
           Residential                    48,702,135        46,472,394
           Commercial                     63,845,683        53,682,461
         Consumer/installment              7,689,864         7,165,531
         Other                             1,748,223         2,794,388
                                       -------------     -------------
                                         137,364,755       122,007,444
         Allowance for loan losses        (1,372,916)       (1,253,945)
         Deferred loan fees                  (59,526)          (45,997)
                                       -------------     -------------

         Net loans                     $ 135,932,313     $ 120,707,502
                                       =============     =============

         The fair value of loans at December 31, 2000 approximates carrying value. At December 31, 1999 market value was approximately $500,000 in excess of carrying value.


         A summary of activity in loans owed to the Bank by its executive officers and directors during 2000 and 1999 is as follows:

                                              2000          1999
                                           ---------     ---------

         Balance, beginning of year        $ 936,622     $ 936,012
         New loans                               -0-       102,575
         Payments                           (185,299)     (101,965)
                                           ---------     ---------
         Balance, end of year              $ 751,323     $ 936,622
                                           =========     =========


         A summary of activity in the allowance for loan losses account is as follows:

                                         2000           1999             1998
                                     -----------    -----------    -----------
              Balance, beginning
                of year              $ 1,253,945    $ 1,070,164    $   914,886
                                     -----------    -----------    -----------
         Provision charged
                to income                151,890        227,050        154,170
              Recoveries on
                loans previously
                charged-off                  657         23,879         12,736
                                     -----------    -----------    -----------
              Total additions            152,547        250,929        166,906
              Charge-offs                (33,576)       (67,148)       (11,628)
                                     -----------    -----------    -----------
              Balance, end of year   $ 1,372,916    $ 1,253,945    $ 1,070,164
                                     ===========    ===========    ===========


         In management's opinion, the allowance is adequate to reflect the risk in the loan portfolio.


                                    - F 14 -

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

         Nonaccrual loans (principally collateralized by real estate) amounted to approximately $-0-, $-0- and $179,500, at December 31, 2000, 1999,
         and 1998, respectively. If interest on those loans had been accrued, such income would have approximated $3,000 in 1998.

NOTE 4 - BANK PREMISES AND EQUIPMENT

         A summary of Bank premises and equipment at December 31, follows:

                                                    2000              1999
                                                -----------       -----------
         Land                                   $ 1,747,475       $ 1,747,475
         Buildings                                3,715,118         2,938,807
         Leasehold improvements                     122,481           122,480
         Furniture, fixtures and equipment        3,061,473         2,224,062
                                                -----------       -----------
                                                  8,646,547         7,032,824
         Less accumulated depreciation and
           amortization                          (2,486,125)       (2,176,667)
                                                -----------       -----------
                                                $ 6,160,422       $ 4,856,157
                                                ===========       ===========

         The capitalized value of a building held under capital lease is included in Bank building and equipment. The capitalized value is $772,706 and the accumulated amortization was $515,138 and $476,502, at December 2000 and 1999, respectively.


NOTE 5 - DEPOSITS

         A summary of time certificate deposits and their remaining maturities at December 31, are as follows:

                                                 2000             1999
                                             -----------      -----------
         Three months or less                $13,327,074      $18,562,399
         Over three through six months        22,961,540       11,573,894
         Over six through twelve months       32,701,160       28,565,039
         Over twelve months                    8,102,063       16,285,960
                                             -----------      -----------
                                             $77,091,837      $74,987,292
                                             ===========      ===========

         The aggregate amount of time certificate deposits of $100,000 or more at December 31, 2000 and 1999 was approximately $24,039,607 and $22,711,039, respectively.

         The fair value of time certificate deposits at December 31, 2000 and 1999 approximated their carrying value.

         The total amount of demand deposit overdrafts classified as loan balances at December 31, 2000, and 1999 was approximately $85,423 and $18,500, respectively.

         At December 31, 2000 total executive officer and director deposits were approximately $445,000.


                                    - F 15 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================

NOTE 6 - LEASES

         The Bank's main branch building is leased with monthly payments of approximately $18,300. The lease has an initial term of twenty (20) years with four five-year renewal options. The lease payments applicable to the building element (approximately $8,600) have been accounted for as a capital lease, while the lease payments applicable to the land element (approximately $9,700) have been accounted for as an operating lease. In the event the lessor wishes to sell the property, the Bank has the first option to purchase the property. The Bank leases a second building under an operating lease with an initial term of five (5) years with three five-year renewal options. Lease payments are $3,657 per month.

         Rental expense related to operating leases was approximately $167,900, $120,000, and $113,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

         Future minimum lease payments under noncancellable operating leases and the present value of future minimum lease payments under the capital lease as of December 31, 2000 are as follows:


                                          CAPITAL          OPERATING
                                           LEASE            LEASES
                                         ---------       -----------

            2001                         $ 101,088       $   170,626
            2002                           101,088           170,626
            2003                           101,088           170,626
            2004                           101,088           170,626
            2005                           101,088           126,744
            Thereafter                     168,480           211,240
                                         ---------       -----------

         Net minimum lease payments        673,920       $ 1,020,488
                                                         ===========
         Less amount representing
            interest                      (211,546)
                                         ---------
                                         $ 462,374
                                         =========

         The annual lease payments on the Bank's main branch building increase based on the Consumer Price Index, limited to 7% per year. Any increase over 7% shall be carried forward to subsequent years to the extent future year increases are below 7%. The monthly payment for 2001 increased to approximately $18,900.


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


                                    - F 16 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS - CONTINUED

         Information related to the Bank's securities sold under agreements to repurchase (including accrued interest) at December 31, 2000 and 1999 is presented below, segregated by the type of securities sold (all agreements are due in less than 30 days):

                                                           DECEMBER 31,
                                                      2000             1999
                                                   ----------       ----------
         GOVERNMENT AGENCIES:

              Carrying Value of Securities         $7,585,770       $5,747,916
              Market Value of Securities            7,064,911        5,316,389
              Repurchase Agreements with bank
                customers                           4,918,336        3,532,393
              Interest Rate to customer                 5.875%           5.063%


         At December 31, 2000 and 1999, the Bank had borrowings of $5,000,000 at 5.93% from the Federal Home Loan Bank Board. Borrowings at December 31, 2000 are secured by a percentage of the one to four family loan portfolio. The borrowings may not exceed 75% of the one to four family loan portfolio. The Bank has been approved to borrow up to 11% of the Banks assets. Payments are due February, May, August and November beginning November 18, 1997 and continuing to August 19,2002. Daily borrowings from the Federal Home Loan Bank were $-0- at December 31, 2000. Daily borrowings are secured by approximately $2,900,000 in U.S. Government Agencies and Mortgage Backed Securities.

         The Holding Company entered into an agreement with SunTrust Bank on April 14, 2000 for a $1,000,000 revolving credit loan. The interest rate is 30 day LIBOR plus 1.5% adjusted monthly. Interest is to be repaid quarterly beginning June 30, 2000. As of December 31, 2000, there were no draws against this loan.


NOTE 8 - INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Bank's deferred tax assets and liabilities as of December 31, are as follows:

                                                     2000          1999
                                                   --------      --------
         DEFERRED TAX ASSETS:
           Book over tax depreciation              $  4,000      $ 19,800
           Book over tax bad debts                  454,700       406,100
           Book over tax amortization                12,400        16,600
           Deferred loan fees                        22,400        37,600
           Book over tax pension expense -
             nonqualified plan                        5,800         8,600
           Valuation allowance for securities
             available for sale                     128,052       478,071
                                                   --------      --------
                                                    627,352       966,771
                                                   --------      --------


                                    - F 17 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================

NOTE 8 - INCOME TAXES - CONTINUED

                                                     2000            1999
                                                  ---------       ---------
         DEFERRED TAX LIABILITIES:

              Securities accretion                   (3,500)         (4,100)
              Tax over book amortized expenses          -0-          (1,600)
              Tax over book pension expense-
                qualified plan                     (150,600)       (122,700)
                                                  ---------       ---------
                                                   (154,100)       (128,400)
                                                  ---------       ---------

            Net deferred tax assets               $ 473,252       $ 838,371
                                                  =========       =========


         Significant components of the provision for income taxes are as follows:

                                   2000           1999           1998
                                 --------      ---------       --------
         Current:

           Federal               $534,000      $ 687,700       $402,900
           State                  117,300         88,000         33,100
                                 --------      ---------       --------
             Total current        651,300        775,700        436,000
                                 --------      ---------       --------

         Deferred:

           Federal                 14,310       (123,200)        19,400
           State                      790        (17,600)         3,400
                                 --------      ---------       --------
             Total deferred        15,100       (140,800)        22,800
                                 --------      ---------       --------

                                 $666,400      $ 634,900       $458,800
                                 ========      =========       ========


         The effective tax rate for 2000, 1999 and 1998 differs from the statutory tax rate as follows:

                                                  2000                         1999                         1998
                                        ----------------------        ----------------------        ----------------------
                                                         % OF                          % OF                          % OF
                                                        PRETAX                        PRETAX                        PRETAX
                                          AMOUNT        INCOME          AMOUNT        INCOME         AMOUNT         INCOME
                                        ---------       ------        ---------       ------        ---------       ------

              Statutory federal
                tax rate                $ 729,700         34.0%       $ 692,500         34.0%       $ 470,100         34.0%

              State income taxes,
                net of federal
                income tax benefit         77,400          3.6           46,500          2.3           17,500          1.3

              Tax-exempt interest        (117,300)        (5.5)         (95,500)        (4.7)         (31,800)        (2.3)

              Other                       (23,400)        (1.1)          (8,600)         (.4)           3,000          .22
                                        ---------        -----        ---------        -----        ---------        -----

                                        $ 666,400         31.0%       $ 634,900         31.2%       $ 458,800        33.22%
                                        =========        =====        =========        =====        =========        =====


         Income taxes related to securities gains amounted to approximately $-0-, $14,000, and $4,300 in 2000, 1999, and 1998, respectively.


                                    - F 18 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================

NOTE 9 -  PENSION PLANS

         Employees, age twenty-one and over, are eligible to participate in a qualified defined benefit pension plan (the Plan) on January 1 of the year after they have completed six months of service and 1,000 hours of service. Contributions are made by the Bank annually in amounts determined by the Plan's actuary as necessary to fund retirement benefits under the Plan. Vesting of Bank contributions is 100% after seven years of participation. Activity for the years ended December 31 is as follows:


                                                    2000             1999             1998
                                                 -----------        ---------        ---------

         BENEFIT OBLIGATION AT BEGINNING
            OF YEAR                              $   792,287        $ 612,102        $ 442,382

         Service cost                                132,110          106,161           72,387

         Interest cost                                59,320           45,806           33,077
         Actuarial gain (loss)                           -0-           30,934           79,910
         Benefits paid                                (2,716)          (2,716)         (15,654)
                                                 -----------        ---------        ---------
         Benefit obligation at end of year       $   981,001        $ 792,287        $ 612,102
                                                 ===========        =========        =========

         CHANGE IN PLAN ASSETS:

         Fair value of plan assets at
            beginning of year                    $   906,619        $ 696,326        $ 528,515
         Actual return on plan assets                 80,045           56,312           75,599
         Employer contribution                       190,612          156,697          107,866
         Benefits paid                                (2,716)          (2,716)         (15,654)
                                                 -----------        ---------        ---------
         Fair value of plan assets at
         end of year                             $ 1,174,560        $ 906,619        $ 696,326
                                                 ===========        =========        =========
         Unrecognized prior service cost         $     4,900        $   4,636        $   4,372
         Funded status                               193,559          114,332           84,224
         Unrecognized actuarial loss                 201,824          207,018          174,968
                                                 -----------        ---------        ---------
                                                 $   400,283        $ 325,986        $ 263,564
                                                 ===========        =========        =========
         Amounts recognized in statement
         of financial position consist of:

         Prepaid benefit cost                    $   400,283        $ 325,986        $ 263,564
                                                 ===========        =========        =========

         WEIGHTED AVERAGE ASSUMPTIONS AS
            OF DECEMBER 31,

         Discount rate                                   7.5%             7.5%             7.5%
         Expected return on plan assets                  8.0%             8.0%             8.0%
         Rate of compensation increase                   6.0%             6.0%             6.0%

         COMPONENT OF NET PERIODIC BENEFIT
            COST:

         Service cost                            $   132,110        $ 106,161        $  72,387
         Interest cost                                59,320           45,806           33,077
         Expected return on plan assets              (80,045)         (61,865)         (46,487)
         Amortization of prior service cost              368              368              368
         Recognized net actuarial gain or
            loss                                       4,562            3,805            2,238
                                                 -----------        ---------        ---------
                                                 $   116,315        $  94,275        $  61,583
                                                 ===========        =========        =========


                                    - F 19 -

===============================================================================

                        FIRST NATIONAL BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================

NOTE 9 - PENSION PLANS - CONTINUED

         The Bank provides a 401(k) profit sharing plan for employees who have reached the age of 21 and have at least 1,000 hours of service in the year. The Bank's contribution, which is determined annually, was approximately $55,000, $52,400, and $41,000 in 2000, 1999, and 1998, respectively.


NOTE 10 - INTEREST EXPENSE

         Interest on deposits is summarized as follows:


                                               2000            1999            1998
                                            ----------      ----------      ----------

               Interest bearing demand
                 Deposits - interest
                  expense                   $1,711,612      $1,030,559      $  797,725

               Savings deposits -
                 interest expense              498,963         553,317         643,676

               Time deposits less than
                 $100,000 - interest
                  expense                    2,834,058       2,450,067       2,679,984
                                            ----------      ----------      ----------

                                            $5,044,633      $4,033,943      $4,121,385
                                            ==========      ==========      ==========


NOTE 11 - STOCK OPTION PLAN

         The Bank had three incentive option plans (the Option Plans). Two previous plans, one of which authorized 27,563 additional shares in 1995, and a new plan adopted April 2000 which authorized 225,000 shares. The Option Plans authorize the Board of Directors to grant to full-time officers and other key employees options to purchase shares of common stock for a period of 5 to 10 years. The Option Plans provides that the exercise price of the stock options will be determined by the Board of Directors at the date of grant, but in no event will the purchase price be less than 100% of the fair market value of the Bank's common stock on such date.

         Transactions during 2000 and 1999 under the Option Plans were as follows:



                                             2000         1999          OPTION PRICES
                                           -------      -------       -----------------

         Shares under option at
           beginning of year                83,762       32,424       $  9.79 - $ 28.00
         2 for 1 exchange                      -0-       32,424
         Options granted                    21,203       17,706       $  9.79 - $ 28.00
         Forfeitures                           -0-       (2,760)
         Options exercised                   (440)          -0-       $ 13.81 - $ 16.50
                                           -------       ------
         Shares under option at
           end of year                     104,525       79,794       $ 11.75 - $ 26.67
                                           =======       ======
         Shares available for future
           grants at end of year           220,823       22,791
                                           =======       ======


                                    - F 20 -

===============================================================================

                       FIRST NATIONAL BANCSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

===============================================================================

NOTE 12 - COMMITMENTS

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At December 31, 2000, the Bank had commitments to fund loans of $16,262,000 and $1,013,000 under standby letters of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and, standby letters of credit, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies and documentation in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank generally requires collateral or other security to support financial instruments with credit risk. The Bank does not enter into other financial instruments with off-balance-sheet risk.


NOTE 13 - REGULATORY CAPITAL

         The Federal Reserve Board has issued standards for measuring capital adequacy for U.S. banking organizations. In general, the standards require banks to maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. As of December 31, 2000, the Bank's Risk-Based Capital Ratio is 11.4% compared to a requirement of 8%. The Bank also meets all other regulatory capital requirements. No dividends may be paid if the result would cause the Bank to be under capitalized.


                                    - F 21 -