Form 10-Q
period 2001-03-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2001-05-08
CIK 1067077

                                    FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2001

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

Yes [X]  [No]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share                  1,659,678 shares
--------------------------------------            -----------------------------
             (class)                              Outstanding as of May 1, 2001

                         FIRST NATIONAL BANK OF MANATEE
                               Index to Form 10-Q
                      For the quarter Ended March 31, 2000


                                                                                  Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements


             Condensed Consolidated Balance Sheets,
             March 31, 2001 and December 31, 2000                                   1

             Condensed Consolidated Statements
             of Income for the three months ended
             March 31, 2001 and 2000                                                3

             Condensed Consolidated Statements of
             Cash Flows for the three months ended
             March 31, 2001 and March 31, 2000                                      4

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                          6

     Item 3. Quantitative and Qualitative Disclosure About Market Risk             10

PART II. OTHER INFORMATION.

     Item 1. Legal Proceedings                                                     12

     Item 2. Changes in Securities and Use of Proceeds                             12

     Item 3. Defaults under Senior Securities                                      12

     Item 4. Submission of Matters to a vote of Security Holders                   12

     Item 5. Other Information.                                                    12

     Item 6. Exhibits and Reports on Form 8-K                                      12

SIGNATURES                                                                         13

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements


                         FIRST NATIONAL BANCSHARES, INC.
                           Consolidated Balance Sheet

                                 Assets (000's)

                                                      March 31          December 31
                                                     ----------         -----------
                                                        2001                2000
                                                     ----------         -----------
                                                     (Unaudited)             **
Cash and Due from Banks                                   4,608               4,496
Interest Bearing Bank Balances                           15,403               5,897
Federal Funds Sold                                            0                   0
Investment Securities,                                   39,886              41,401
Unrecognized securities gains                               269                (341)
Loans                                                   136,617             137,365
 Less allowance for credit losses                        (1,371)             (1,373)
Deferred Loan Fees (earned)                                 (61)                (60)
Premises and Equip, Net                                   6,125               6,160
Accrued Interest Rec                                      1,078               1,153
Other Assets                                                856                 807
Deferred Income Tax Charges                                 244                 473
Other R.E. and other assets owned                         1,036               1,065
                                                     ----------          ----------
Total Assets                                         $  204,690          $  197,043
                                                     ----------          ----------

                      Liabilities and Stockholders' Equity


                                                      March 31          December 31
                                                     ----------         -----------
                                                        2001                2000
                                                     ----------         -----------
Liabilities
  Deposits
         Demand, non-interest bearing                    23,077              23,191
         Demand int. bearing                             23,212              21,169
         Time (CD's, MM's, &
                  Savings Accounts)                     127,624             125,911
                                                     ----------          ----------

                  TOTAL DEPOSITS                        173,913             170,271
                                                     ----------          ----------


Repurchase Agreements                                     7,898               4,918
Capital Lease Obligation                                    450                 462
Accrued Interest Payable                                  1,592               1,531
Accounts Payable and other Liabilities                      453                 226
Fed Funds Purchased and other
  Short Term Borrowings                                   5,000               5,000
                                                     ----------          ----------


         TOTAL LIABILITIES                              189,306             182,408
                                                     ----------          ----------


Stockholders' Equity:
 Common stock, par value $.10 per share;
   Authorized 2,500,000 shares;
   Issued and outstanding 1,659,678 shares                  166                 166
 Capital Surplus                                         10,943              10,925
 Unrecognized securities gains                              168                (213)
 Retained Earnings                                        4,107               3,757
                                                     ----------          ----------

         Net stockholder's equity                        15,384              14,635
                                                     ----------          ----------

Total Liab. & stkhldr's equity                       $  204,690          $  197,043
                                                     ----------          ----------

         FIRST NATIONAL BANK OF MANATEE

                               STATEMENT OF INCOME

                               FOR THE PERIOD JANUARY 1 THROUGH MARCH 31 (000'S)

                                                   2001            2000
                                                  ------          ------
Interest Income:
 Loans (excluding fees)                            2,921           2,643
 Loan Fees                                            37              41
 Investment securities:
   Taxable                                           464             486
   Exempt from Federal Taxes                          94              90
 Interest Bearing Bank Balances                      117              68
 Federal funds sold                                    0               0
                                                  ------          ------
         Total Interest Income                     3,633           3,328

Interest expense                                   1,992           1,670
                                                  ------          ------
         NET INTEREST INCOME                       1,641           1,658

Provision for credit loss                              4              50
                                                  ------          ------

Net Interest Income
  After Provision for Credit Losses                1,637           1,608

Other operating income:
  Service charges on deposit accounts                104              97
  Investment sec. gains                                0               0
  Trust Fees & Investment Sales
         Commissions                                 191             180
  Other Income                                        62              51
                                                  ------          ------
         Total Other Operating Income                357             328

Other operating expenses:
 Salaries and employee benefits                      838             771
 Occupancy expense of bank premises                  163             138
 Equipment expense                                   127             100
 Other expenses                                      359             345
                                                  ------          ------

         Total Other operating expenses            1,487           1,354
                                                  ------          ------

         Profit Before Tax                           507             582

Estimated State and Federal Income Taxes             157             173
                                                  ------          ------

         PROFIT AFTER TAX                         $  350          $  409
                                                  ------          ------

                            STATEMENTS OF CASH FLOWS
                                    (000'S)
                                    MARCH 31

                                                                           2001             2000
                                                                         --------         --------
OPERATING ACTIVITIES
Net Income                                                                    350              409
 Adjustments to reconcile net income to
 cash provided by operating activities:
  Leasehold amortization                                                       10               10
  Allowance for loan losses (net of charge offs)                                2              (49)
  Deferred income taxes                                                       241             (254)
  Decrease (increase) in accrued interest receivable                           75              (12)
  Increase (decrease) in accrued interest payable                              61              107
  Increase (decrease) in accounts payable and other liabilities               216              168
  Decrease (increase) in other assets                                        (416)             (92)
                                                                         --------         --------
Net cash provided by operating activities                                     539              377

INVESTING ACTIVITIES
 Proceeds from sales and maturities of investment
   securities net of purchases                                              1,515              525
 Loans originated, net of principal collections                               748           (8,348)
 Capital expenditures net of depreciation                                      26               35
 Proceeds from sale of other R. E. and assets owned                           142                0
 Increase (decrease) in federal funds purchased                                 0             (500)
 Decrease (increase) in federal funds sold                                      0                0
                                                                         --------         --------
 Net cash provided (used) by investing activities                           2,431           (8,288)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits                                  1,930            3,819
Net increase (decrease) time deposits                                       1,712            2,532
Increase (decrease) in securities sold under
  agreements to repurchase                                                  2,980              721
Dividends paid                                                                  0                0
Proceeds from issuance of common stock                                         19                4
Retirement of common stock                                                      0                0
Principal payments under capital lease obligation                             (12)             (11)
                                                                         --------         --------
Net cash (used) provided by financing activities                            6,629            7,065

Net increase in cash and due from banks                                     9,599             (846)

Cash and due from banks at beginning of year                               10,387            6,973
                                                                         --------         --------
Cash and due from banks at end of quarter                                $ 19,986         $  6,127
                                                                         --------         --------

SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Loans transferred to other real estate owned                             $      0         $      0
                                                                         --------         --------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL REPORTING

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for fair presentation of such financial statements have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Bank's annual report on Form 10-K for the year ended December 31, 2000.

Results for the three month period ended March 31, 2001, may not necessarily be indicative of those to be expected for the entire year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview.

         1st National Bank & Trust (formerly First National Bank of Manatee) (the Bank) commenced operations on July 18, 1986. The Bank's activities since inception have consisted of accepting deposits, originating a variety of loans. The Bank's first branch was opened on Anna Maria Island (5 miles west of the main office) in October, 1994. The second branch was opened in May of 1996 on State Road 64 (5 miles east of the main office). In January of 1997, the bank opened its third branch on State Road 70 (8 miles southeast of the main office). The Bank opened its latest Branch in Ellenton at the corner of US 301 and Old Tampa Road. In December of 1997, the bank acquired a site at University Blvd. and Lakewood Ranch Blvd. for a future branch. The bank also opened a Trust Department in March of 1995. The Bank, as a local independent bank, follows a philosophy of developing its equity and deposit base and focusing its lending activities within its community. The Bank's underlying lending policy has been and is anticipated to continue being directed toward better-than-normal credit risks.

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

         The following discussion and analysis is based on the Holding Company's financial condition and results of operations for the period from January 1, 2001 through March 31, 2001. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

         Earnings in the first quarter of 2001 were down $59,000 or 14% compared to earnings in the same period last year as direct result of net interest income remaining flat while the bank and corresponding expenses grew. A major component of the increased overhead was the opening of the Bank's newest branch in November of 2000. Operating expenses increased by $139,000. About 65% of this is due to the new branch. The balance of the increase in overhead was due to growth of the Bank. The Bank's contribution of $4,000 to loan loss reserve was $46,000 lower than last year and due to flat loan growth.

Net Interest Income. The major component of the Bank's earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On March 31, 2001, the Bank's loan portfolio had a high ratio of repriceability within one year.

         The Bank had growth in its loan portfolio outstandings when compared to last year and this however this did not result in increased net interest income due to falling interest rates and narrowing margins. Net interest income for three months in 2001 was $1,641,000 compared to $1,657,000 in 2000.

Interest Earning Assets. Real estate related loans at March 31, 2001, accounted for a majority of the bank's loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In 2000, rates were initially stabile but began to fall in the second half of the year and this drop in rates continued into this year. Despite this, the Bank was able to maintain its margins, largely through growth of the portfolio.

         The Bank's investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 12% of the Bank's investment portfolio re-prices in one year. The Bank's Available-for-Sale portfolio has a market value of about $269,000 below book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 6.8% of total assets on March 31, 2001, and primarily consisted of cash and due from banks, capitalized lease, equipment and branches, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank's lending and investment activities is deposits. At March 31, 2001 the Bank's total deposits were $173.9 million plus $7.9 million in repurchase agreements. The Bank's deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank's market area. The Bank has 13% of its deposits in NOW Accounts and 73% of its deposits in Savings, MMA's and CD deposits. Despite a high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank's liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.

Non-interest Income. The Bank's non-interest income for the three month period ended March 31, 2001 and was $357,000 including $191,000 from its Trust Department and Investment Sales areas. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank had no security gains in 2001. The other significant items of non-interest income represented service charges on deposit accounts and merchant credit card account income.

Non-interest Expense. The Bank's non-interest expense for the three month period ended March 31, 2001 was $1,487,000 including $838,000 of salaries and employee benefits. The Bank's occupancy and equipment expenses for the period ended March 31, 2001 were $290,000. Non-interest expense was up from $1,254,000 in 2000. The increase in expense is primarily due to the Bank's new branch opened in November of 2000.

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

         An allowance for loan loss expense of $4,000 was charged to operating expenses for the three month period ended March 31, 2001. The Bank had net charge offs during this period of $6,000. The Bank has a total of $1,371,000 reserved for future loan losses.

         Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had no non-accrual loans at March 31, 2001. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has no specific reserves established at March 31, 2001.

         The bank also has one piece of other real estate owned at March 31,2000. It had a balance of $949,000 on March 31, 2001, which was down from a high of $1,101,000 in the fourth quarter of 2000. The property consists of a completed condominium project and the units are currently being marketed and sold. There are pending contracts which if closed will reduce the balance of the real estate owned to approximately $550,000. The Bank expects that the remaining unsold units will be sufficient to recover all of the Bank's principal and part of the interest the Bank has earned but not accrued.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank's capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank's stockholders' equity, subordinated debt, and the allowance for credit losses. At March 31, 2001, the Bank's primary capital ratio was approximately 7.4%. In 1991, the Comptroller began evaluating banks' capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a risk based capital ratio in excess of 12.1%.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Bank periodically performs asset/liability analysis to assess the Bank's sensitivity to changing market conditions. The following information is extracted from the Bank's 10-K which was filed with the Securities and Exchange Commission (SEC) effective December 31, 2000.

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

         Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at December 31, 2000, are summarized as follows:

                                                   Time Deposits
                                                   -------------
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

                                                                As of December 31
                                                             (thousands of dollars)
                                          0-90              91-365             1-3              Over 3
                                          Days               Days             Years              Years
                                        --------           --------         --------           --------
Interest-sensitive assets               $ 34,113           $ 71,741         $ 19,914           $ 57,676
Interest-sensitive liabilities            47,341             55,017           53,159              1,943
                                        --------           --------         --------           --------
Interest sensitivity gap                 (13,228)            16,724          (33,245)            55,733
Cumulative gap                          $(13,228)          $  3,496         $(29,749)          $ 25,984

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

Items 3: Defaults under Senior Securities - None

Item 4: Submission of Matters to a vote of Security Holders - None.

Item 5: Other Information - None

Item 6: Exhibits and Reports on Form 8-K

         Exhibits

                  a) Plan of acquisition, reorganization, arrangement, liquidation, or succession. - None

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

                           None

                                         FIRST NATIONAL BANCSHARES, INC.


                                         /s/ Glen W. Fausset  05/08/2001
                                         --------------------------------------
                                         Glen W. Fausset
                                         President and Director