Form 10-Q
period 2001-06-30
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2001-08-09
CIK 1067077

FORM 10-Q

U.S. SECURITIES AND EXCANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2001

1ST NATIONAL BANCSHARES, INC.
(exact name of registrant as specified in its charter)

Florida	06-1522028

(Jurisdiction of Organization)	I.R.S. Employer Identification No.

5817 Manatee Avenue West, Bradenton, Florida (Address of principal office)	34209 (Zip Code)

Registrant’s telephone number, including area code:  (813) 794-6969

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share	1,660,884 shares

(class)	Outstanding as of August 7, 2001

FIRST NATIONAL BANK OF MANATEE
Index to Form 10-Q
For the quarter Ended June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL BANCSHARES, INC.
Consolidated Balance Sheet

Assets (000’s)

	June 30	December 31
	2001	2000

	(Unaudited)	**

Cash and Due from Banks	4,521	4,496

Interest Bearing Bank Balances	4,514	5,897

Federal Funds Sold	0	0

Investment Securities,	37,606	41,401

Unrecognized securities gains	195	(341)

Loans	141,976	137,365

Less allowance for credit losses	(1,419)	(1,373)

Deferred Loan Fees (earned)	(85)	(60)

Premises and Equip, Net	6,518	6,160

Accrued Interest Rec	1,032	1,153

Other Assets	914	807

Deferred Income Tax Charges	272	473

Other R.E. and other assets owned	756	1,065

Total Assets	$196,800	$197,043

Liabilities and Stockholders’ Equity

	June 30	December 31
	2001	2000

Liabilities

Deposits

Demand, non-interest bearing	21,672	23,191

Demand int. bearing	22,728	21,169

Time (CD’s, MM’s, & Savings Accounts)	120,496	125,911

TOTAL DEPOSITS	164,896	170,271

Repurchase Agreements	8,746	4,918

Capital Lease Obligation	438	462

Accrued Interest Payable	1,398	1,531

Accounts Payable and other Liabilities	565	226

Fed Funds Purchased and other Short Term Borrowings	5,000	5,000

TOTAL LIABILITIES	181,044	182,408

Stockholders’ Equity:

Common stock, par value $.10 per share;

Authorized 2,500,000 shares;

Issued and outstanding 1,660,884 shares	166	166

Capital Surplus	10,960	10,925

Unrecognized securities gains	122	(213)

Retained Earnings	4,508	3,757

Net stockholder’s equity	15,756	14,635

Total Liab. & stkhldr’s equity	$196,800	$197,043

FIRST NATIONAL BANCSHARES, INC

Statement of Income

	For the Period January 1 through June 30 (000’s)
	2001	2000

Interest Income:

Loans (excluding fees)	5,819	5,534

Loan Fees	73	76

Investment securities:

Taxable	895	958

Exempt from Federal Taxes	188	181

Interest Bearing Bank Balances	230	99

Federal funds sold	0	0

Total Interest Income	7,205	6,748

Interest expense	3,746	3,419

Net Interest Income	3,459	3,330

Provision for credit loss	70	105

Net Interest Income After Provision for Credit Losses	3,389	3,225

Other operating income:

Service charges on deposit accounts	236	200

Investment sec. gains	0	0

Trust & Investment Sales Fees	390	357

Other Income	125	96

Total Other Operating Income	751	652

Other operating expenses:

Salaries and employee benefits	1,694	1,538

Occupancy & Equipment expense	617	518

Other expenses	720	700

Total Other operating expenses	3,031	2,832

Profit Before Tax	1,109	1,150

Estimated State and Federal Income Taxes	358	349

Profit After Tax	$751	$801

Earnings per Share	$.45	$.51

Earnings per Share fully diluted	$.42	$.49

STATEMENTS OF CASH FLOWS
(000’s)
For the Period January 1 through June 30 (000’s)

	2001	2000

Operating activities

Net Income	751	801

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation & leasehold amortization	250	201

Allowance for loan losses (net of charge offs)	46	101

Decrease in accrued interest receivable	(121)	(154)

Increase (decrease) in accrued interest payable	164	221

Increase (decrease) in accounts payable and other liabilities	31	(29)

Decrease (increase) in other assets	41	(652)

Net cash provided by operating activities	1,162	489

Investing activities

Proceeds from sales and maturities of investment securities net of purchases	3,795	1,647

Loans originated, net of principal collections	(4,596)	(13,467)

Capital expenditures	(607)	(206)

Proceeds from sale of other R. E. and assets owned	422	0

Increase (decrease) in federal funds purchased	0	(500)

Decrease (increase) in federal funds sold	0	0

Net cash provided (used) by investing activities	(986)	(12,526)

Financing activities

Net increase (decrease) in demand deposits	40	10

Net increase (decrease) time deposits	(5,414)	9,093

Increase (decrease) in securities sold under agreements to repurchase	3,828	819

Dividends paid	0	0

Proceeds from issuance of common stock	36	6

Retirement of common stock	0	0

Principal payments under capital lease obligation	(24)	(21)

Net cash (used) provided by financing activities	(1,534)	9,907

Net increase in cash and due from banks	(1,358)	(2,130)

Cash and due from banks at beginning of year	10,393	6,944

Cash and due from banks at end of quarter	9,035	$4,814

Schedule of non-cash investing activities

Loans transferred to other real estate owned	$0	$0

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Basis of Financial Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for fair presentation of such financial statements have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Bank’s annual report on Form 10-K for the year ended December 31, 2000.

Results for the six month period ended June 30, 2001, may not necessarily be indicative of those to be expected for the entire year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

     1st National Bank & Trust (formerly First National Bank of Manatee) (the Bank) commenced operations on July 18, 1986. The Bank’s activities since inception have consisted of accepting deposits, originating a variety of loans. The Bank’s first branch was opened on Anna Maria Island (5 miles west of the main office) in October, 1994. The second branch was opened in May of 1996 on State Road 64 (5 miles east of the main office). In January of 1997, the bank opened its third branch on State Road 70 (8 miles southeast of the main office). The Bank opened its latest Branch in Ellenton at the corner of US 301 and Old Tampa Road. In December of 1997, the bank acquired a site at University Blvd. and Lakewood Ranch Blvd. for a future branch. The bank also opened a Trust Department in March of 1995. The Bank, as a local independent bank, follows a philosophy of developing its equity and deposit base and focusing its lending activities within its community. The Bank’s underlying lending policy has been and is anticipated to continue being directed toward better-than-normal credit risks.

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

     The following discussion and analysis is based on the Holding Company’s financial condition and results of operations for the period from January 1, 2001 through June 30, 2001. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

     Earnings in the first half of 2001 were down $50,000 or 6% compared to earnings in the same period last year as direct result of net interest income rising only modestly while the bank and corresponding expenses grew. A major component of the increased overhead was the opening of the Bank’s newest branch in November of 2000. Operating expenses increased by $199,000. About 90% of this is due to the new branch. The balance of the increase in overhead was due to growth of the Bank. The Bank’s contribution of $70,000 to loan loss reserve was $35,000 lower than last year and due to more modest loan growth.

Net Interest Income. The major component of the Bank’s earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On June 30, 2001, the Bank’s loan portfolio had a high ratio of repriceability within one year.

     The Bank had modest growth in its loan portfolio outstandings when compared to last year. This resulted only modestly in increased net interest income due to falling interest rates and narrowing margins in the second half of 2000 and early 2001. Net interest income for six months in 2001 was $3,389,000 compared to $3,225,000 in 2000.

Interest Earning Assets. Real estate related loans at June 30, 2001, accounted for a majority of the bank’s loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In 2000, rates were initially stabile but began to fall in the second half of the year and this drop in rates continued into this year. Despite this, the Bank was able to maintain its margins, largely through growth of the portfolio. As rates have stabilized this year, margins have improved in the second quarter.

     The Bank’s investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 17% of the Bank’s investment portfolio re-prices in one year. The Bank’s Available-for-Sale portfolio has a market value of about $195,000 greater than book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 7% of total assets on June 30, 2001, and primarily consisted of cash and due from banks, capitalized lease, equipment and branches, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank’s lending and investment activities is deposits. At June 30, 2001 the Bank’s total deposits were $164.9 million plus $8.7 million in repurchase agreements. The Bank’s deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank’s market area. The Bank has 14% of its deposits in NOW Accounts and 73% of its deposits in Savings, MMA’s and CD deposits. Despite a high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank’s liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.

Non-interest Income. The Bank’s non-interest income for the six month period ended June 30, 2001 and was $851,000 including $390,000 from its Trust Department and Investment Sales areas. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank had no security gains in 2001. The other significant items of non-interest income represented service charges on deposit accounts and merchant credit card account income.

Non-interest Expense. The Bank’s non-interest expense for the six month period ended June 30, 2001 was $3,031,000 including $1,694,000 of salaries and employee benefits. The Bank’s occupancy and equipment expenses for the period ended June 30, 2001 were $617,000. Non-interest expense was up from $2,832,000 in 2000. The increase in expense is primarily due to the Bank’s new branch opened in November of 2000.

Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to expenses. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit based on evaluations of the collectability and prior loan loss experience of loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay.

     An allowance for loan loss expense of $70,000 was charged to operating expenses for the six month period ended June 30, 2001. The Bank had net charge offs during this period of $24,000. The Bank has a total of $1,419,000 reserved for future loan losses.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had two residential non-accrual loans at June 30, 2001 totaling $350,000. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has no specific reserves established at June 30, 2001.

     The bank also has one piece of other real estate owned at June 30,2000. It had a balance of $678,000 on June 30, 2001, which was down from a high of $1,101,000 in the fourth quarter of 2000. The property consists of a completed condominium project and the units are currently being marketed and sold. There are pending contracts which if closed will reduce the balance of the real estate owned to approximately $450,000. The Bank expects that the remaining unsold units will be sufficient to recover all of the Bank’s principal and part of the interest the Bank has earned but not accrued.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank’s stockholders’ equity, subordinated debt, and the allowance for credit losses. At June 30, 2001, the Bank’s primary capital ratio was approximately 7.95. In 1991, the Comptroller began evaluating banks’ capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a risk based capital ratio in excess of 12.0%.

Liquidity. Management of the Bank continually evaluates its liquidity position. Management believes that the Bank’s investment portfolio, when combined with interest bearing bank balances and Fed Funds sold, provides adequate liquidity to meet the Bank’s needs. As noted in “Funding Sources” above, management believes that the high concentration of time deposits is primarily due to customer relationships and not to higher-than-market rates and, thus, do not present any unusual liquidity risk. In addition, the bank has established borrowing lines with correspondent banks, and with the Federal Home Loan Bank to cover liquidity needs.

Impact of Inflation and Changing Prices. Unlike most industrial companies, virtually all of the Bank’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than do the effects of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of a financial institution’s assets and liabilities are also critical to the maintenance of acceptable performance levels.

Quantitative and Qualitative Disclosure About Market Risk

     The Bank periodically performs asset/liability analysis to assess the Bank’s sensitivity to changing market conditions. The following information is extracted from the Bank’s 10-K which was filed with the Securities and Exchange Commission (SEC) effective December 31, 2000.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $4,300,000 at June 30, 2001 representing 12% of the investment securities portfolio.

     The Bank moderates its liquidity needs by maintaining short term borrowing lines with several regional banks. At June 30, 2001, the Bank had lines of credit established with other banking institutions totaling $25,170,000.

     Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

     Maturities of time certificates of deposit of $100,000 or more, outstanding at June 30, 2001, are summarized as follows:

(thousands of dollars)
3 months or less	$2,640

Over 3 through 12 months	16,643

Over 12 through 36 months	2,660

Over 36 months	1,086

Total	$23,029

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

     The following table shows the interest sensitivity gaps for four different time intervals as of June 30, 2001. For the first year, interest-sensitive assets exceed liabilities by $3,496,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

	As of June 30
	(thousands of dollars)
	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years

Interest-sensitive assets	$49,704	$49,285	$51,811	$32,483

Interest-sensitive liabilities	45,918	47,364	62,234	1,893

Interest sensitivity gap	3,786	1,921	(10,424)	30,590

Cumulative gap	$3,786	$5,707	($4,717)	$25,873

     The primary interest sensitive assets and liabilities in the one-year maturity range are loans and time deposits. Trying to minimize this gap while maintaining earnings is a continual challenge in a changing interest rate environment and one of the objectives of the Bank’s asset/liability management strategy.

Part II. Other Information

Item 1: Legal Proceedings Against the Bank — None.

Item 2: Changes in Securities and Use of Proceeds — None

Item 3: Defaults under Senior Securities — None

Item 4: Submission of Matters to a vote of Security Holders — None.

Item 5: Other Information — None

Item 6: Exhibits and Reports on Form 8-K

                              Exhibits

a)	Plan of acquisition, reorganization, arrangement, liquidation, or succession. — None

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

–s– Glen W. Fausset 08/08/2001

Glen W. Fausset President and Director