Form 10-Q
period 2001-09-30
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2001-11-13
CIK 1067077

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

FIRST NATIONAL BANCSHARES, INC.
(exact name of registrant as specified in its charter)

Florida (Jurisdiction of Organization)	06-1522028 I.R.S. Employer Identification No.

5817 Manatee Avenue West, Bradenton, Florida (Address of principal office)	34209 (Zip Code)

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

     Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share	1,748,780 shares

(class)	Outstanding as of November 1, 2001

FIRST NATIONAL BANCSHARES, INC.
Index to Form 10-Q
For the quarter Ended September 30, 2001

PART I. FINANCIAL INFORMATION

                Item 1. Financial Statements

FIRST NATIONAL BANCSHARES, INC.
Consolidated Balance Sheet

Assets (000’s)

	September 30	December 31

	2001	2000

	(Unaudited)	**
Cash and Due from Banks	4,791	4,496

Interest Bearing Bank Balances	7,600	5,897

Federal Funds Sold	0	0

Investment Securities,	40,884	41,401

Unrecognized securities gains	945	(341)

Loans	141,276	137,365

Less allowance for credit losses	(1,441)	(1,373)

Deferred Loan Fees (earned)	(64)	(60)

Premises and Equip, Net	6,386	6,160

Accrued Interest Rec	1,045	1,153

Other Assets	964	807

Deferred Income Tax Charges	(10)	473

Other R.E. and other assets owned	627	1,065

Total Assets	$203,003	$197,043

Liabilities and Stockholders’ Equity

	September 30	December 31

	2001	2000

Liabilities
Deposits

Demand, non-interest bearing	20,644	23,181

Demand int. bearing	22,334	21,169

Time (CD’s, MM’s, & Savings Accounts)	128,903	125,911

TOTAL DEPOSITS	171,881	170,271

Repurchase Agreements	7,202	4,918

Capital Lease Obligation	426	462

Accrued Interest Payable	1,716	1,531

Accounts Payable and other Liabilities	135	226

Fed Funds Purchased and other Short Term Borrowings	5,000	5,000

TOTAL LIABILITIES	186,360	182,408

Stockholders’ Equity:

Common stock, par value $.10 per share; Authorized 2,500,000 shares; Issued and outstanding 1,748,780 shares	174	166

Capital Surplus	12,194	10,925

Unrecognized securities gains	590	(213)

Retained Earnings	3,685	3,757

Net stockholder’s equity	16,643	14,635

Total Liab. & stkhldr’s equity	$203,003	$197,043

FIRST NATIONAL BANCSHARES, INC.

Statement of Income

For the Period January 1 through September 30 (000’s)

	9 months ended

	September 30	September 30
	2001	2000

Interest Income:

Loans (excluding fees)	8,687	8,292

Loan Fees	118	130

Investment securities:

Taxable	1,307	1,412

Exempt from Federal Taxes	282	275

Federal funds sold	0	0

Interest Bearing Bank Balances	316	129

Total Interest Income	10,710	10,238

Interest expense	5,360	5,325

Net Interest Income	5,350	4,913

Provision for credit loss	109	119

Net after Provision for Losses	5,241	4,794

Other operating income:

Service charges on accounts	360	302

Investment sec. gains	2	0

Financial Services Fees	568	531

Merchant Services	60	50

Other Income	125	103

Total Other Operating Income	1,115	986

Other operating expenses:

Salaries and employee benefits	2,582	2,314

Occupancy & Equipment expenses	946	811

Other expenses	1,082	1,039

Total Other operating exp.	4,610	4,164

Profit Before Tax	1,746	1,715
Estimated State and Federal Income Taxes	571	500

Profit After Tax	$1,175	$1,158
Earnings per Share	$.67	$.70
Earnings per Share fully diluted	$.62	$.67

STATEMENTS OF CASH FLOWS
(000’s)
Nine Months ended September 30

	2001	2000

Operating activities

Net Income	1,175	1,158

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation & leasehold amortization	388	324

Allowance for loan losses net of charge offs	68	103

Deferred income taxes	0	(137)

Decrease in accrued interest receivable	108	(91)

Increase (decrease) in accrued interest payable	185	203

Increase in accounts payable and other liabilities	(91)	181

Decrease (increase) in other assets	(153)	(1,134)

Net cash provided by operating activities	1,680	607

Investing activities

Purchase of securities	517	2,572

Loans originated, net of principal collections	(3,911)	(13,648)

Capital expenditures	(614)	(293)

Proceeds from sale of other real estate owned	438	0

Increase (decrease) in overnight funds purchased	0	1,700

Decrease (increase) in overnight funds sold	(1,703)	(699)

Net cash provided (used) by investing activities	(5,273)	(10,368)

Financing activities

Net increase (decrease) in demand deposits, NOW accounts, money market and savings accounts	5,453	7,504

Net increase (decrease) — certificates of deposit	(3,843)	(634)

Increase (decrease) in securities sold under agreements to repurchase	2,284	1,151

Dividends paid	(8)	(5)

Proceeds from issuance of common stock	38	75

Retirement of common stock	0	0

Principal payments under capital lease obligation	(36)	(32)

Net cash (used) provided by financing activities	3,888	8,059

Net increase in cash and due from banks	295	(1,702)

Cash and due from banks at beginning of year	4,496	6,549

Cash and due from banks at end of quarter	$4,791	$3,749

Schedule of non-cash investing activities

Loans transferred to other real estate owned	$95	$0

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

Results for the nine month period ended September 30, 2001, may not necessarily be indicative of those to be expected for the entire year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

     The First National Bank of Manatee (the Bank) commenced operations on July 18, 1986. The Bank’s activities since inception have consisted of accepting deposits, originating a variety of loans. The Bank’s first branch was opened on Anna Maria Island (5 miles west of the main office) in October, 1994. The second branch was opened in May of 1996 on State Road 64 (5 miles east of the main office). In January of 1997 year, the bank opened its third branch on State Road 70 (8 miles southeast of the main office). In December of 1997, the bank acquired a site at University Blvd. and Lakewood Ranch Blvd. for a future branch. The Bank opened its fourth branch in November of 2000 at the corner of US 301 and Old Tampa Road in Ellenton (Manatee County). The bank also opened a Trust Department in March of 1995. The Bank, as a local independent bank, follows a philosophy of developing its equity and deposit base and focusing its lending activities within its community. The Bank’s underlying lending policy has been and is anticipated to continue being directed toward better-than-normal credit risks.

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

     The following discussion and analysis is based on the Holding Company’s financial condition and results of operations for the period from January 1, 2001 through September 30, 2001. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

     Earnings in the first three quarters of 2001 were up $17,000 or 1.5% compared to earnings in the same period last year This was a direct result of net interest income increasing by $437,000. This increased net interest income was offset by a $446,000 increase in overhead which was softened by a $129,000 increase in other operating revenues. The Bank’s contribution of $109,000 to loan loss reserve was $10,000 lower than last year and was the result of more modest loan growth. The increase in operating expenses from last year was due mostly to the new branch opened in November of 2000 and increased salary expenses as a result of increased staffing to support growth.

     Net Interest Income. The major component of the Bank’s earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On September 30, 2001, the Bank’s loan portfolio had a reasonable ratio of repriceability within one year.

     The Bank had good growth in its loan portfolio and this has significantly increased net interest income. Net interest income for nine months in 2001 was $5,350,000 compared to $4,913,000 in 2000.

Interest Earning Assets. Real estate related loans at September 30, 2001, accounted for a majority of the bank’s loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In the first half of 2000, rates were stabile allowing the portfolio to keep pace with market rates. In the second half of 2000, rates began to fall dramatically and accelerated later in the year and continued into 2001. This had a temporary negative impact on in the bank’s net interest income until rates stabilized and the bank’s balance sheet repriced to the new market rates. The bank’s interest margin was much improved in the second and third quarters of the year compared to the first quarter.

     The Bank’s investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 17% of the Bank’s investment portfolio re-prices in one year. Due to falling interest rates, the Bank’s Available-for-Sale portfolio has a market value of about $945,000 above book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 7% of total assets on September 30, 2001, and primarily consisted of cash and due from banks, capitalized lease, equipment and branches, deferred taxes, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank’s lending and investment activities is deposits. At September 30, 2001 the Bank’s total deposits were $172 million plus $7.2 million in repurchase agreements. The Bank’s deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank’s market area. The Bank has 13% of its deposits in NOW Accounts and 75% of its deposits in Savings, MMA’s and CD deposits. Despite the high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank’s liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.

Non-interest Income. The Bank’s non-interest income for the nine month period ended September 30, 2001 was $1,115 including $568,000 from its Financial Services and Trust Department. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank has had only $2,000 in security gains in 2001. The other significant items of non-interest income represented service charges on deposit accounts, annuity/mutual fund sales, and merchant credit card account income.

Non-interest Expense. The Bank’s non-interest expense for the nine month period ended September 30, 2001 was $4,610,000 including $2,582,000 of salaries and employee benefits. The Bank’s occupancy and equipment expenses for the period ended September 30, 2001 were $946,000. Non-interest expense was up from $4,164,000 in 2000. The increase in expense is primarily due to the Bank’s increased staff to support the bank’s growth and the new branch opened in November of 2000.

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

     An allowance for loan loss expense of $109,000 was charged to operating expenses for the nine month period ended September 30, 2001. The Bank had net charge offs during this period of $40,000. The Bank has a total of $1,441,000 reserved for future loan losses.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had two non-accrual real estate loan at September 30, 2001 totaling $351,000. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has set up specific reserves of $28,000 on these loans.

     The bank also had other real estate owned $534,000 at September 30, 2000. The OREO is comprised of completed residential condominium units. The original balance of the loan was $1,500,000. The bank has been systematically selling units and reducing its balance. The bank expects to recover all of its principal from the sale of the property.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank’s stockholders’ equity, subordinated debt, and the allowance for credit losses. At September 30, 2001, the Bank’s primary capital ratio was approximately 8.6%. In 1991, the Comptroller began evaluating banks’ capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a risk based capital ratio in excess of 12.5%.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $4,800,000 at September 30, 2001 representing 12% of the investment securities portfolio.

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

     Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at September 30, 2001, are summarized as follows:

Time Deposits

(thousands of dollars)
3 months or less	$10,251

Over 3 through 12 months	10,725

Over 12 months	4,083

Total	$20,976

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

     The following table shows the interest sensitivity gaps for four different time intervals as of June 30, 2001. For the first year, interest-sensitive assets exceed liabilities by $5,707,000. For the next two years, liabilities reprice more rapidly than assets lowering the bank’s asset sensitive position to an essentially balanced position for the three year period. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

	As of June 30
	(thousands of dollars)

	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years

Interest-sensitive assets	$49,704	$49,285	$51,811	$32,483

Interest-sensitive liabilities	45,918	47,364	62,234	1,893

Interest sensitivity gap	3,786	1,928	(10,424)	30,590

Cumulative gap	$3,786	$5,707	($4,717)	$25,873

     The primary interest sensitive assets and liabilities in the one-year maturity range are loans and time deposits. Trying to minimize this gap while maintaining earnings is a continual challenge in a changing interest rate environment and one of the objectives of the Bank’s asset/liability management strategy.

Part II. Other Information

Item 1: Legal Proceedings Against the Bank — None.

Item 2: Changes in Securities and Use of Proceeds — None.

Items 3: Defaults under Senior Securities — None.

Item 4: Submission of Matters to a vote of Security Holders – None.

Item 5: Other Information — None.

Item 6: Exhibits and Reports on Form 8-K

       Exhibits

a)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

None

b)	Articles of incorporation and by-laws

1)	A copy of the Amended and Restated Articles of Incorporation of the Registrant is included as Exhibit 3.A to the Registration Statement.

2)	A copy of the Bylaws of the Registrant is included as Exhibit 3.B to this Registration Statement.

c)	Instruments defining the rights of securities holders, including indentures.

None

d)	Published report regarding matters submitted to vote of security holders.

None

Reports on Form 8-K - None

FIRST NATIONAL BANCSHARES, INC.

/s/ Glen W. Fausset Glen W. Fausset President and Director November 13, 2001