Form 10-K405
period 2001-12-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2002-03-22
CIK 1067077

Filed with Securities and Exchange Commission on March 22, 2002

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K
 ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2001

FIRST NATIONAL BANCSHARES, INC.
 (Exact name of registrant as specified in its charter)

State of Florida	06-1522028

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

5817 Manatee Avenue West, Bradenton, Florida 34209
(Address of principal office including Zip Code)

Registrant’s telephone number, including area code (941) 794-6969

Securities registered under Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Common	None

Securities registered under Section 12(g) of the Act:

Common Stock, $.10 par value
(Title of Class)

The number of shares of Common Stock in the Company outstanding on February 28, 2002 was 1,750,566.

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES    ☒   NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

The aggregate market value of the voting stock held by non-affiliates of the Company at February 28, 2002, was $25,295,679.

DOCUMENTS INCORPORATED BY REFERENCE in this Form 10-K	Part of Form 10-K into which incorporated

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 16, 2002	Part III

PART I

ITEM 1. BUSINESS

A. General Development of Business

     First National Bancshares, Inc. (the “Company) is a Bank Holding Company formed in 1998 and incorporated in the State of Florida. Effective January 1, 1999, the Company merged First National Bank of Manatee (the “Bank) into the Company as a wholly owned subsidiary. In April 1999, the Bank changed its name to 1st National Bank & Trust. The Company has no other subsidiaries. Accordingly, the discussion of the Company’s business and operations will refer solely to the Bank.

     The Bank is a national banking association opened for business on July 18, 1986. The Bank engages primarily in the business of attracting deposits from the general public, and originating real estate, commercial, and consumer loans and managing trust assets. The Bank’s principal market area is Manatee County, Florida, located on the western coast of Florida.

     As a national bank, the Bank is subject to the rules and regulations of the Office of the Comptroller of the Currency (the “Comptroller”) and is a member of the Federal Reserve System, with the primary supervisory authority therein being the Board of Governors. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits, and thus it is subject to the rules and regulations of the FDIC.

     The Bank’s principal office is located at 5817 Manatee Avenue West, Bradenton, Florida 34209, and its telephone number is (941) 794-6969.

B. Narrative Description of Business

     (1) Banking Services

     The Bank offers a wide range of consumer and commercial banking services traditionally offered by commercial banks, such as personal and commercial checking accounts, negotiable order of withdrawal (“NOW”) accounts, certificates of deposit, money market accounts, savings accounts, IRA accounts, and automatic transfers. These depository services are further complemented by direct deposit capabilities, night depository services, and bank by mail. The Bank participates in three national automatic teller machine systems.

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

     In December 1994, the Bank received permission from the Office of the Comptroller of the Currency to open a Trust Department. The Bank hired an experienced trust officer and after a period of organization began operations and opened the department for solicitation of trust business in March of 1995. At year-end 2001, the trust department had over $80,676,000 in assets under management. The department showed a profit in 1996, its first full year of operation, and profits have improved in each subsequent year.

     The Bank opened its first branch office in October 1994 at 5324 Gulf Drive, Holmes Beach. The Bank opened its second branch at the corner of State Road 64 and 48th St. Ct. E. in May 1996. The branch was also large enough to accommodate the Bank’s accounting, deposit and loan operations departments. The Bank purchased a branch location on State Road 70 at the entrance to Braden Woods Subdivision, which it opened in January 1997. In 1999, the Bank purchased a branch location in Ellenton at the corner of Highway 301 and Old Tampa Road, which it opened in November 2000.

     In December 2001, the Bank acquired a future branch location at the corner of 53rd Avenue West and 36th Street West. The growth of the Bank has been such that in January of 2000, the Bank moved its operations department to a rented facility adjacent to the State Road 64 branch.

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

     The primary sources of the Bank’s funds for lending and for other general business purposes are the Bank’s capital, deposits, loan repayments, borrowings and funds provided from operations. The Bank expects that loan repayments and funds provided from operations will be a relatively stable sources of funds, while deposit inflows and outflows will be significantly influenced by prevailing interest rates, money market and general economic conditions. Generally, short-term borrowings are used to compensate for reductions in normal sources of funds while long-term borrowings are used to support expanded lending activities.

     The Bank’s customers are primarily individuals, professionals, and small and medium size businesses located in Manatee County. The Bank’s business is not dominated by any large customer. The Bank attempts to tailor its services to the needs of its customers. The Bank’s main office is at a major intersection in the center of one of Manatee County’s more established residential areas. Its branch offices are located on Anna Maria Island, a close knit island community, and along the I-75 corridor in the center of major new residential development.

     The Bank continually seeks to develop new business through an ongoing program of personal calls on both current and potential customers; and utilizes traditional local advertising media as well as direct mailings, telephone contacts, and brochures to promote the Bank and develop loans and deposits. In addition, the Bank’s directors have worked and/or lived in Manatee County for many years and are involved in various local community activities which further promote the Bank’s image as a locally-oriented independent institution.

     In 1994, the Bank decided to add trust services to its list of products. The Bank’s focus is on “personal” trusts and investments although it provides a full range of trust products.

     In November 1998, the Bank began selling mutual funds, annuities and other life insurance products. This service is provided to customers seeking investments not available through traditional bank deposits or Trust Department services.

     (3) Market Area

     Manatee County, located on the western coast of Florida, is 41 miles south of Tampa, 26 miles south of St. Petersburg and 10 miles north of Sarasota. According to the Manatee County Chamber of Commerce, Manatee County had a residential population of approximately 258,000 in 2000 and many more seasonal residents. The Bank draws most of its business from within Manatee County and estimates that more than 90% of its business comes from customers whose businesses or residences are located within the county. However, the Bank solicits and accepts business from outside of Manatee County.

     For purposes of the Community Reinvestment Act, the Bank’s Primary Market Area comprises all of Manatee County. Sarasota County and southern Hillsborough County represent a secondary lending area. Both the primary and the secondary lending areas meet the purposes of the Comptroller’s Community Reinvestment Act Regulations and do not exclude low and moderate income neighborhoods. The Bank plans to prudently offer the full range of its services to all residents within its market area.

     (4) Competition

     The banking business in Florida in general, and in Manatee County in particular, is highly competitive. The Bank competes with other commercial banks in Manatee County and the surrounding area for all services customarily provided by commercial banks. In addition, the Bank faces significant competition from non-bank institutions, including savings and loan associations, finance companies, insurance companies, mortgage companies, mutual funds, credit unions, and other types of financial institutions. Competition for deposits may have the effect of increasing rates of interest the Bank will pay on deposits, which would increase the Bank’s cost of money and possibly reduce its net earnings. Competition for loans may have the effect of lowering the rate of interest the Bank will receive on its loans, which would lower the Bank’s return on invested assets and possibly reduce its net earnings. As of September 30, 2001, there were 24 commercial banks and savings institutions with 84 offices in Manatee County.

     The Bank’s main office is located adjacent to the Palma Sola Shopping Center at the southeast corner of 59th Street and Manatee Avenue West. Republic Bank (a Pinellas County community bank), American Bank, and Provident Bank have branches within one block of the Bank’s principal office. The Bank’s island office is located on a highly visible corner on Anna Maria Island. There are two commercial banks located on the island. The Braden River Branch on highway 64 is 1/2 mile east of a Bank of America branch. The Highway 70 branch is about 1/2 mile east of Bank of America. The Bank’s Ellenton branch is east of a Southtrust branch and an American Bank branch.

     (5) Loan Commitments

     At December 31, 2001 and 2000, the Bank had commitments to originate and disperse on loans of approximately $17,417,000 and $16,262,000 respectively. Substantially all of both years’ figures include commitments to originate construction real estate loans and pre-approved commercial lines of credit. The Bank expects that all of the commitments at December 31, 2001 will be exercised within the current year. In addition, at December 31, 2001 and 2000, the Bank had in place letters of credit of approximately $301,000 and $1,013,000, respectively. The Bank does not expect that any of the standby letters of credit in place at December 31, 2001 will be exercised within the current year. The Bank had no commitments to purchase loans at December 31, 2001 and 2000.

     (6) Financial History

     The Bank first opened to the public on July 18, 1986. As of December 31, 2001, the Company had total assets of $212,470,000 compared with total assets of $197,043,000 at December 31, 2000 and $175,802,000 of total assets at December 31, 1999. At year-end 2001, the Company had total deposits $175,848,000, compared with Bank deposits of $170,271,000 at year end 2000 and $152,184,000 of total deposits at year end 1999. In addition, the Company had loans of $145,944,000 at the end of 2001, compared with $137,365,000 of loans in the Bank at the end of 2000 and $122,007,000 of loans at the end of 1999. For more detailed financial information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto appearing elsewhere in this Annual Report.

     (7) Employees

     At December 31, 2001, the Company had no direct employees. The Bank employed 74 employees, of which nine were executive officers, and eight were part-time employees. The Company’s employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be excellent. The Company provides employee benefits customary in the banking industry, which include major medical insurance, group term life insurance, a defined benefit pension plan, a 401-K plan, and vacation and sick leave.

ITEM 2. PROPERTIES

     First National Bancshares, Inc.’s corporate office is located in the main office of the Bank at 5817 Manatee Avenue West. This facility is a two story building of approximately 6,000 square feet, which is adjacent to the Palma Sola Shopping Center. The Bank moved into the building on August 17, 1987.

     The Bank is party to a lease agreement (the “Lease”) with an unrelated Florida general partnership (the “Lessor”), for the lease of the Building and land on which the Building is situated. The Bank’s annual lease payments for the Building and the land for the first two years was an amount equal to 12% of all actual costs of land acquisition and construction (including certain permanent equipment), brokerage commissions, engineering, architectural and other professional costs, financing, and other associated costs incurred by the Lessor necessary to effectuate completion of the project. The annual lease payments beginning in the third year were adjusted according to a formula tied to the Consumer Price Index. At the end of fiscal 2001, the Bank’s monthly lease payments were $17,911 plus applicable sales tax. Lease payments for the Building and land during 2001 totaled $228,000 including sales tax. The Lease has an initial term of 20 years, which began in August 1987, and has four 5-year renewal options. In the event the Lessor wishes to sell the property, the Bank has a first right of refusal to purchase the property. For accounting purposes, a portion of the lease on the building is treated as a capital asset and is depreciated, and the lease liability is also capitalized and amortized. Subsequent to the year end, the Bank closed on the purchase of the leased property.

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

     The Bank made a cash purchase of another branch on east State Road 64 and opened it in May of 1996. The branch is located in one of the fastest growing residential areas of the county. The building is approximately 10,000 square feet and not only houses the Bank’s branch but also accounting, deposit operations, and loan operations.

     The Bank acquired another branch site for cash on State Road 70 at the entrance to Braden Woods Subdivision in February of 1996. This site is also located in the fast growing residential region of the county. That branch opened for business in January of 1997.

     In December 1997, the Bank acquired land for cash for a future branch in the Lakewood Ranch development.

     In 1999, the Bank purchased a site in Ellenton. The Bank opened the Ellenton branch in November 2000 in one of Manatee County’s fastest growing areas.

     The growth of the Bank has been such that in January of 2000, the Bank moved its operations department to a rented facility adjacent to the current office. This provided additional room for the Bank’s growing operations needs as well as freeing up space for expansion of the branch.

     All of the Bank’s branches are growing in their respective markets. The branch facilities have proven to be suitable, adequate and effective as banking facilities and the Bank expects to continue to utilize them fully.

ITEM 3. LEGAL PROCEEDINGS

     As of the date of this Annual Report, the Company has no pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted for approval by the Bank’s shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     As a result of the merger of the Bank into the First National Bancshares, Inc. on January 1, 1999 the then shareholders of the Bank now own 2 shares of Company stock for each share of Bank stock previously held. Upon the merger, all Bank Common Stock was held by the Company and all previous shareholders of the Bank became shareholders in the Company. Accordingly, there is no active trading market for the Common Stock of the Bank nor is it expected that one will develop. The Company is aware of 39 sale transactions in Company stock that occurred during fiscal 2001 and 28 transactions in 2000. The following table shows the high and low prices for each quarter of 2000 and 2001 after adjusting for the 5% stock dividends in each year.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year

	Low	High	Low	High	Low	High	Low	High	Low	High

2000	14.06	14.96	13.61	14.96	13.76	14.74	13.33	15.24	13.33	15.24

2001	12.70	14.29	13.15	14.29	13.00	17.00	12.15	15.00	12.70	17.00

     As of February 28, 2002, there were 710 holders of record of the Common Stock of the Company.

     The Bank paid its first and only cash dividend of $.15 per share in 1991. In 1994 through 1998, the Bank paid annual stock dividends equal to 5% of the shares outstanding each time. On January 1, 1999, the Bank’s stock was exchanged two for one for Company stock. The Company also paid 5% stock dividends in 1999 thru 2001. Future Bank dividends, if any, will be paid to the Company. Future dividend payments to the holders of Common Stock of the Company will be at the discretion of the Board of Directors of the Company and will depend upon factors such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions. The Bank’s capital requirements to open branches or acquire other institutions may also impact the Bank’s ability to make dividend distributions to the Company thus affecting the Company’s ability to pay dividends. Additionally, under certain circumstances, approval of the Comptroller may be required prior to the payment of any dividends by the Bank, which would in turn affect the Company’s ability to pay dividends to its shareholders. Future payment of dividends by the Bank to the Company and the Company to its shareholders cannot be guaranteed.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED INCOME DATA

	Years Ended December 31,

	2001	2000	1999	1998**	1997

	(000's except per share & dividend data)
Interest income	$14,164	$13,812	$11,743	$10,737	$9,277
Interest expense	6,699	7,334	5,687	5,659	4,904
Net interest income	7,465	6,477	6,056	5,078	4,373
Provision for loan losses	250	152	227	154	255
Net interest income after provision for loan losses	7,215	6,325	5,829	4,924	4,118
Other non-interest income	1,847	1,342	1,293	976	711
Other non-interest expenses	6,209	5,522	5,084	4,572	3,986
Income before income taxes	2,852	2,146	2,036	1,328	843
Provision for income taxes	975	666	635	459	269
Net income (loss)	1,877	1,480	1,402	869	574
Earnings per share *	1.08	.85	.81	.54	.33
Cash dividends declared	N/A	N/A	N/A	N/A	N/A
Stock dividends declared	5%	5%	5%	5%	5%

SELECTED BALANCE SHEET DATA

	Year Ended December 31

	2001	2000	1999	1998	1997

	(000's except per share & outstanding share data)
Total assets	$212,471	$197,043	$175,802	$158,218	$140,938
Average total assets	203,218	185,789	167,575	149,129	127,722
Net investment securities	37,903	41,061	40,849	41,397	45,182
Net loans	144,302	135,932	120,708	99,279	82,814
Total deposits	175,849	170,271	152,184	136,887	121,188
Repurchase agreements & other borrowed money	17,966	9,918	9,032	7,083	6,461
Capital lease obligation	414	462	505	543	577
Total stockholders’ equity	17,047	14,635	12,575	12,011	11,117
Book value per share *	9.75	8.41	7.23	6.94	6.43
Average total equity	16,022	14,293	12,180	11,540	10,606
Average common shares Outstanding *	1,744,463	1,739,763	1,739,859	1,725,618	1,717,602

*	Retroactively adjusted for 5% stock dividends paid in 1997 thru 2001 and a two for one stock split in 1999.

**	Restated to reflect the consolidation of the Bank and the Company subsequent to the 1998 year-end.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential:

	DECEMBER 31

	2001			2000			1999

	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE

ASSETS
Interest-earning assets:
Loans*	$140,931	$11,681	8.23%	$132,614	$11,421	8.61%	$108,557	$9,020	8.31%
Taxable investment securities	$30,505	$1,731	5.69%	$31,922	$1,851	5.80%	$38,193	$2,074	5.43%
Tax-exempt investment securities	$8,864	$376	4.24%	$8,732	$369	4.23%	$7,281	$433	5.95%
Federal funds sold & interest bearing bank balances	$9,899	$376	3.80%	$2,819	$171	6.07%	$4,498	$215	4.78%

Total interest-earning assets	$190,199	$14,164	7.41%	$176,087	$13,812	7.84%	$158,529	$11,743	7.41%
Non-interest-earning assets:
Cash and due from banks	$4,973			$4,389			$4,231
Premises and equipment (net)	$6,214			$4,842			$4,545
Other assets	$3,007			$3,257			$2,048
Less allowance for loan losses, deferred fees & securities market valuation	($1,175)			($2,786)			($1,778)

TOTAL	$203,218			$185,789			$167,575

	DECEMBER 31

	2001			2000			1999

	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$23,300	$261	1.12%	$19,764	$238	1.20%	$18,602	$225	1.21%
Savings deposits	$12,516	$285	2.28%	$14,654	$499	3.41%	$16,746	$553	3.30%
Time deposits	$113,551	$5,510	4.85%	$104,336	$5,927	5.68%	$89,621	$4,330	4.83%
Federal funds purchased & other borrowed money	$5,000	$302	6.04%	$5,464	$332	6.08%	$5,988	$358	5.98%
Repurchase agreements	$8,342	$288	3.45%	$4,629	$280	6.05%	$3,073	$158	5.14%
Other	$436	$53	12.13%	$482	$58	12.03%	$523	$63	12.05%

Total interest-bearing Liabilities	$163,145	$6,699	4.11%	$149,329	$7,334	4.91%	$134,553	$5,687	4.23%
Non-interest-bearing liabilities:
Demand deposits	$22,258			$21,294			$19,183
Other	$1,928			$1,884			$1,659

Total Liabilities	$187,331			$172,507			$155,395
Shareholders’ equity	$15,887			$13,282			$12,180

Total	$203,218			$185,789			$167,575
Net interest on earnings		$7,465			$6,478			$6,055
Net yield on interest earning assets			3.92%			3.68%			3.82%

*	For the purpose of these computations, non-accruing loans are included in the daily average loan amounts outstanding

     The following table sets forth a summary of the changes in interest and fees earned and interest paid resulting from changes in volume and changes in rates.

	2001 Compared to 2000			2000 Compared to 1999

	Increase (Decrease) Due to *			Increase (Decrease) Due to *

	Volume	Rate	Net	Volume	Rate	Net

	(THOUSANDS OF DOLLARS)
Interest earned on:
Loans (domestic)	$716	($456)	$260	$2,009	$405	$2,414
Taxable investment securities	(82)	(38)	(120)	(360)	7	(353)
Tax-exempt investment securities	6	1	7	86	39	125
Federal funds sold & interest bearing balances	429	(224)	205	(80)	36	(44)

Total interest earning assets	$1,069	($717)	$352	$1,655	$487	$2,142
Interest paid on:
Demand deposits	$43	($20)	$23	$14	($2)	$12
Savings deposits	(73)	(141)	(214)	(69)	15	(54)
Time deposits	523	(940)	(417)	707	891	1,598
Federal funds purchased	(28)	(2)	(30)	(32)	5	(27)
Repurchase Agreements	225	(217)	8	80	43	123
Other	(6)	1	(5)	(5)	0	(5)

Total interest bearing liabilities	$684	($1,319)	($635)	$695	$952	$1,647

*	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each

     Investment Portfolio

     The following table sets forth the carrying amount (book value) of investment securities at the dates indicated:

	December 31

	2001	2000	1999

	(thousands of dollars)
U.S. Treasury and other U.S Government agencies	$27,843	$31,108	$31,581
States and political subdivisions	$9,136	$9,074	$8,441
Other	$923	$879	$827

TOTAL	$37,902	$41,061	$40,849

The following table sets forth the maturities of investment securities at par value on December 31, 2001 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the projected life of each security. Tax equivalent adjustments have not been made in calculating yields on obligations of state and political subdivisions. Mortgage backed securities are categorized by average life. Callable bonds are categorized by their projected call date under current market conditions.

Maturing
(thousands of dollars)

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury & Government Agencies
Fixed rate	$1,000	5.57%	$2,500	5.25%	$00	N/A	$00	N/A	$3,500	5.34%
Floating Rate	$00	N/A	$00	N/A	$00	N/A	$00	N/A	$00	N/A
U.S. government agencies, MBS’s and CMO’s
Fixed rate	$1,729	5.64%	$18,816	5.68%	$00	N/A	$00	N/A	$20,545	5.68%
Floating rate	$211	4.13%	$933	6.35%	$00	N/A	$00	N/A	$1,144	4.33%
States and political subdivisions	$260	3.60%	$1,255	4.30%	$6,610	4.22%	$685	4.73%	$8,810	4.25%
Other	$00	N/A	$2,325	5.51%	$00	N/A	$00	N/A	$2,325	5.51%

TOTAL	$3,200	5.35%	$25,829	5.51%	$6,610	4.22%	$685	4.73%	$36,324	5.25%

     Loan Portfolio

The following table shows the maturity of fixed rate loans outstanding as of December 31, 2001. Also provided are the amounts with maturities beyond one year classified according to the sensitivity changes in interest rates. These numbers exclude loans on non-accrual.

Maturing or Repricing Opportunities

	Within	After One But	After
	One Year	Within Five Years	Five Years	Total

Loans with:
1-4 Family 1st Mortgages	$14,923	$28,544	$350	$43,817
All Other Loans	$36,855	$60,941	$4,331	$102,127

Total	$51,778	$89,485	$4,681	$145,944

     Non-accrual, Past Due and Restructured Loans

The following table summarizes the Bank’s non-accrual, past due and restructured loans:

	December 31
	(Thousands of Dollars)
	2001	2000

Non-accrual loans:	$0	$0
Accruing loans past due 90 days or more:	$0	$0
Restructured loans:	$0	$0

Total	$0	$0
Interest Income not collected that would have been collected under original terms:	$0	$0
Commitments to lend additional funds:	$0	$0

     Potential Problem Loans

At December 31, 2001 the Bank had no loans for which payments presently are current but the borrowers are experiencing or have recently experienced financial difficulties

     Foreign Outstandings — None.

     Certain International Developments — None.

Loan Concentrations — Loan concentrations are considered to exist when there are amounts lent to a multiple number of borrowers engaged in similar activities that exceed 10% of total loans and would cause them to be similarly impacted by economic or other conditions. Motels are now a concentration for the Bank at more than $19,000,000 and 13% of the loan portfolio. With the exception of one loan, the portfolio of motel loans has been unaffected by the events of 9/11. All of the loans are current on their payments. The motels are mostly family owned and vacation destination oriented properties that are oriented to the vacation business and do not rely on the overnight stay business. Despite the continued performance of our motel portfolio, the concentration of motel mortgages has caused Bank management to include a special allocation of $173,000 in its loan loss reserve calculations. This allocation will continue until there is ample time to realize the long term effects 9/11 has had on the vacation industry.

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for the years ended December 31, 2001 and 2000.

	Year Ended December 31

	2001	2000

	(thousands of dollars)
Loan Loss Reserve
Balance at January 1	$1,373	$1,254
Charge-offs:
Commercial and other loans	0	0
Real estate	10	0
Installment/consumer	73	34

Total Charge-offs	$83	$34
Recoveries:
Commercial and other loans	$11	$0
Real estate	0	0
Installment/consumer	0	1

Total Recoveries	$11	$1
Net charge-offs (recoveries)	72	33
Additions charged to operations *	250	152

Loan Loss Reserve Balance at December 31	$1,551	$1,373
Ratio of net charge-offs to average loans outstanding:	.05%	.04%

*	The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, amounts and timing of future cash flows, and management’s estimate of future potential losses.

Deposits

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31

	2001		2000

	Amount	Rate	Amount	Rate

	(thousands of dollars)
Domestic bank offices:
Non-interest-bearing demand deposits	$22,258	0%	$21,294	0%
Interest-bearing demand Deposits	$23,300	1.12%	19,764	1.20%
Savings deposits	12,516	2.28%	14,654	3.41%
Time deposits	113,551	4.88%	104,336	5.68%

Total	$171,625	3.55%	$160,048	4.16%

Return on Average Equity and Average Assets

The following table shows operating and capital ratios of the Bank for each of the last three years.

	Year Ended December 31

	2001	2000	1999

Return on average assets	.92%	.80%	0.84%
Return on average equity	11.71%	11.15%	11.51%
Dividend pay out ratio	0.00%	0.00%	0.00%
Average equity to average assets ratio	7.88%	7.15%	7.27%

Short-Term Borrowings

The following table shows the distribution of the Bank’s short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the last three years.

	Over Night Funds
	Purchased &
	Securities Sold Under		Other
	Agreements to	Commercial	Short-Term
	Repurchase*	Paper	Borrowings

	(thousands of dollars)
Balance at December 31:
2001	$12,966	$0	$5,000
2000	$4,918	$0	$0
1999	$4,032	$0	$0
Weighted average interest rate at year-end:
2001	1.85%	0.00%	5.93%
2000	5.88%	0.00%	0.00%
1999	5.19%	0.00%	0.00%
Maximum amount outstanding at any month’s end:
2001	$12,966	$0	$5,000
2000	$6,883	$0	$0
1999	$7,654	$0	$0
Average amount outstanding during the year:
2001	$8,342	$0	$5,000
2000	$5,093	$0	$0
1999	$4,061	$0	$0
Weighted average interest rate during the year:
2001	3.45%	0.00%	5.93%
2000	6.20%	0.00%	0.00%
1999	5.26%	0.00%	0.00%

*	Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion is to focus on information about the Company and its Bank subsidiary’s financial condition and results of operations which is not otherwise apparent from the financial statements included in this annual report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Financial Condition

     The Bank (the Company’s only subsidiary) functions as a financial intermediary, and as such, its financial condition should be examined in terms of trends in its sources and uses of funds. The following comparison of average balances indicates how the Bank has managed its sources and uses of funds. Comments in this section relate to annual average amounts, not year-end amounts. Average balances are the average of the monthly averages:

Sources and Uses of Funds Trends

	2001			2000			1999

	Average	Amount	%	Average	Amount	%	Average
	Balance	Change	Change	Balance	Change	Change	Balance

	(thousands of dollars)
Funding uses:
Loans	$140,931	$8,273	6.2%	$132,614	$24,057	22.2%	$108,557
Taxable investment securities	30,505	(1,417)	(4.4%)	31,922	(6,271)	(16.4%)	38,193
Tax-exempt investment securities	8,864	132	1.5%	8,732	1,451	19.9%	7,281
Federal funds sold & Interest bearing bank balances	9,899	7,080	251.1%	2,819	(1,230)	(30.4%)	4,049

Total uses	$190,199	$14,112	8.0%	$176,087	$18,007	11.4%	$158,080
Funding sources:
Demand deposits:
Non-interest-bearing	$22,258	$964	4.5%	$21,294	$2,111	11.0%	$19,183
Interest-bearing	23,300	3,536	17.9%	19,764	1,162	6.2%	18,602
Savings Deposits	12,516	(2,138)	(14.6%)	14,654	(2,092)	(12.5%)	16,746
Time deposits	113,551	9,215	8.8%	104,336	14,715	16.4%	89,621
Federal funds purchased and other borrowings	5,436	(28)	(.5%)	5,464	(524)	(8.75%)	5,988
Repurchase agreements	8,342	3,713	80.2%	4,629	1,556	50.6%	3,073
Other	4,796	(1,150)	(19.3%)	5,946	1,079	22.2%	4,867

Total sources	$190,199	$14,112	8.0%	$176,087	$18,007	11.4%	$158,080

     The Bank uses its funds primarily to support its lending activities. Average loans increased by $8,273,000 or 6.2% in 2001 after increasing by $24,057,000 or 22% in 2000. The increase was largely the result of continued emphasis on lending by Bank management and continued economic conditions in the local market.

     Average taxable bond investments, another use of funds, decreased by $1,417,000 or 4.4% in 2001 to provide funds for loans while tax-exempt bond investments increased by $132,000 or 1.5% to provide better income tax management.

     The Bank’s increase in earning assets from 2000 to 2001 was funded mainly by increased deposits. The Bank sought to grow its loan portfolio in 2001, and to fund this growth, it sought deposits in the local market place. Although deposit growth was from all types of deposits, the Bank showed the greatest absolute growth in money market accounts.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $3,200,000 at December 31, 2001 representing 9% of the investment securities portfolio, an increase from the 2000 amount of $2,108,000. This is due to the Bank making an effort to shorten its average bond maturity while rates are low. Shortening the maturity of the portfolio will have the effect of not locking in investment rates while rates are low.

     The Bank moderates its liquidity needs by maintaining short term borrowing lines with several regional banks. At year-end, the Bank had lines of credit established with other banking institutions totaling $36,000,000.

     Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

     Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at December 31, 2001, are summarized as follows:

Time Deposits

(thousands of dollars)
3 months or less	$2,398
Over 3 through 12 months	13,169
Over 12 through 36 months	2,864
Over 36 months	1,086

Total	$19,517

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

     The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 2001. For the first year, interest-sensitive assets exceed liabilities by $21,575,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

	As of December 31
	(thousands of dollars)
	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years

Interest-sensitive assets	$67,993	$47,416	$52,562	$27,825
Interest-sensitive liabilities	49,321	44,513	73,070	1,938

Interest sensitivity gap	18,672	2,903	(20,508)	25,887
Cumulative gap	$18,672	$21,575	$1,067	$26,954

     The primary interest sensitive assets and liabilities in the one-year maturity range are loans and time deposits. Trying to minimize this gap while maintaining earnings is a continual challenge in a changing interest rate environment and one of the objectives of the Bank’s asset/liability management strategy. Management has adopted a philosophy of balancing assets and liabilities over a three-year period, which it has accomplished. Management feels that the rate rewards of being balanced over a three-year period more than offset the risk of being modestly unbalanced over the short term.

Capital Resources

     The Bank maintains a strong capital base to take advantage of business opportunities while ensuring that it has resources to absorb the risks inherent in the business.

     In January 1989, the Federal Reserve Board released new standards for measuring capital adequacy for U.S. banking organizations. In general, the standards require banks and bank holding companies to maintain capital based on “risk-adjusted” assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a “risk-adjusted” basis, certain off-balance-sheet activities such as loan commitments.

     The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. For the Bank, Tier 1 capital consists of common shareholders’ equity. Tier 2 capital consists of allowance for loan and lease losses. All banks must maintain a minimum leverage ratio of Tier 1 capital to total assets of 3%. To be considered adequately capitalized, banks are required to meet a minimum ratio of 8% of qualifying total Tier 1 and Tier 2 capital to risk-adjusted total assets and at least 4% ratio of Tier 1 capital to total assets. The Bank had corresponding ratios of 12.5% and 8.0% at year-end. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

The table below illustrates the Bank’s regulatory capital ratios at December 31

	2001	2000

	(thousands of dollars)
Tier 1 Capital	$16,720	$14,841
Tier 2 Capital	$1,551	$1,373

Total Qualifying Capital	$18,271	$16,214
Risk Adjusted Total Assets (including off-balance exposures)	$146,422	$141,674
Tier 1 Risk-Based Capital Ratio	11.4%	10.5%
Total Risk-Based Capital Ratio	12.5%	11.4%
Leverage Ratio	7.9%	7.5%

At December 31, 2001, there were commitments for expenditures that would impact the capital of the Bank or the Company.

Relationship Between Significant Financial Ratios

The following table illustrates this relationship where the percent return on equity times the percent of earnings retained equals the internal capital growth percentage:

	2001	2000	1999

Return on average equity	11.7%	11.1%	11.5%
Earnings retained	100%	100%	100%
Internal capital growth	11.7%	11.1%	11.5%

     From a level of 8.0% in 1998, the rate of internal capital growth has increased to 11.5% in 1999, 11.1% in 2000 and 11.7% in 2001. This increasing growth rate is directly related to the increasing profitability of the Bank.

     To maintain adequate capital, the Bank and the Company will continue their efforts to maintain its level of earnings and will give appropriate consideration to capital needs for expansion and growth before determining annual dividend pay out to the Company or to shareholders.

Results of Operations

     The Company’s net income for 2001 was $1,877,000, an increase of 27% over 2000 earnings of $1,480,000 and also up 34% from 1999 earnings of $1,402,000. On a per share basis, net income for the similar periods were $1.08, $.85 and $.81 after retroactively adjusting for annual 5% stock dividends and the two for one split in 1999.

     Income improved significantly from 1999 to 2001, despite the growth in overhead due to the opening of a branch and an investment sales subsidiary of the Bank and expansion of the Trust Department. However, 2000 income was impacted by falling interest rates and narrowing margins throughout the banking industry, particularly in the fourth quarter. These narrowed margins continued into the first quarter of 2001 but began to recover as the year progressed. Net interest income was up by $988,000 for 2001 over 2000. These increased revenues were offset by increased overhead of $688,000 due to growth of the Bank, and the opening of a new branch in the fourth quarter of 2000.

     Net interest income is the major component of the Bank’s earning capacity. It represents the difference or spread between interest income on earning assets (primarily loans, investment securities and Federal funds sold) and interest expense on interest-bearing liabilities (primarily deposits). The spread is considered positive when interest-earning assets exceed interest-paying liabilities. Net interest income is also affected by changes in interest rates earned and interest rates paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities.

     To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. At December 31, 2001, approximately 36% of the loan portfolio was repriceable or expected to repay within one year.

     Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on equity and return on assets. The Bank’s return on average equity was 11.7% in 2001, up from 11.1% in 2000, and up from 11.5% in 1999. This is the result of the Bank’s earnings growth. The Bank’s return on assets (ROA) increased from .84% in 1999 and .80% in 2000 to .92% in 2001. In 1995, the Board of Directors adopted a strategy of growth for the Bank knowing that the increased overhead would impact the Bank’s earnings for several years. The strategy anticipated that increased revenues would eventually offset the substantial increase in overhead resulting from branch openings. This in fact happened in 1997 through 1999. With the slower growth in overhead expenses, earnings improved during those years. With the opening of the new branch in 2000, some of the overhead efficiencies were lost, but the Board of Directors believes that continued branching is a strategy that benefits the Bank in the long run.

LOANS

Loan Portfolio

The following table shows the Bank’s loans distribution at the end of each of the last two years.

	December 31

	2001	2000

	(Thousand of dollars)
Domestic Loans:
Commercial and Other	$11,748	$14,859
Real estate — construction	5,053	2,267
Real estate — Residential	52,137	48,702
Real estate — Other	71,025	63,839
Installment/Consumer	5,981	7,638

Total domestic loans	$145,944	$137,305

     Real estate mortgage loans at year-end 2001 and 2000 comprised the greatest percentage of total loans. Commercial non-real estate and consumer loans were approximately 8% and 4% respectively at the year-end 2001. The growth in loans outstanding at year-end 2001 was the result of an initiative by management to grow the loan portfolio.

Allowance for Loan Losses

     The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management’s methodology to determine the adequacy of the allowance considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio.

     Each credit on the Bank’s internal loan “watch list” is evaluated periodically to estimate potential losses. In addition, minimum estimates for each category of watch list credits also are provided based on management’s judgment of past loan loss experience and other factors. The total of reserves resulting from this analysis is “allocated” reserves. The amounts specifically provided for individual loans and pools of loans are supplemented by an unallocated amount for loan losses. This unallocated amount is determined based on judgments regarding risk of error in the specific allocation, other potential exposure in the loan portfolio, economic conditions and trends, amounts and timing of future cash flows, and other factors.

Composition of Allowance for Loan Losses

This table shows an allocation of the allowance for loan losses as of the last two year-ends:

	December 31, 2001		December 31, 2000

		Percent of		Percent of
		Loans in each		Loans in each
		category to		category to
	Amount	Total Loans	Amount	Total Loans

	(thousands of dollars)
Commercial, Commercial RE, Construction & Agricultural	$388	60%	$196	59%
Real estate-residential	95	36%	107	35%
Consumer	150	4%	69	6%
Special allocations	10	0%	0	0%
Unallocated	908	0%	1,001	0%

Total	$1,551	100%	$1,373	100%

     The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.

     In 2001 the allowance for loan losses approximates 1.06% of loans, up slightly from 1.0% in 2000. The allowance for loan losses is changed when management determines that the prospects of recovery of the principal or interest of a loan or lease are doubtful. Subsequent recoveries, if any, are credited to the allowance. Real estate mortgage loans are written down to fair value upon the earlier receipt of a deed in lieu of foreclosure, upon completion of foreclosure proceedings, or upon in-substance foreclosure. Commercial and other loan charge-offs are made based on management’s on-going evaluation of non-performing loans. At year-end, the Bank had no “impaired” loans under SFAS 114, which became effective on January 1, 1995.

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

     A loan generally is classified as non-accrual when full collection of principal or interest is doubtful or a loan becomes 90 days past due as to principal or interest. Unless management determines that the estimated net realizable value of the collateral is greater than the unpaid principal and interest, interest accrual is discontinued. Unpaid interest previously credited to income in the current year is reserved; and unpaid interest accrued in prior years is charged to the allowance for loan losses. A non-performing loan is returned to performing status when the loan is brought current and has performed in accordance with contract terms for a period of time.

	Distribution of Non-performing Assets
	December 31

	2001	2000

	(thousands of Dollars)
Commercial, Commercial RE, & Construction	$0	$0
Residential RE	0	0
Installment/Consumer	0	0

Total non-performing loans	$0	$0
Other real estate owned	$593	1,065
Other Assets	$61	$137
Debt Security	0	0

Total non-performing assets	$654	$1,202
Non-performing loans to year-end loans	0%	0%
Non-performing assets to year-end loans and other real estate owned	.45%	.86%

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

     At year-ends 2001 and 2000, there were no non-accrual loans and consequently there was no additional interest income that would have been recorded.

     At December 31, 2001, the Bank had $1,465,000 of real estate secured criticized “watch” loans, which were not included in the 90 day past due or non-accrual categories, where the borrowers are currently experiencing or have recently experienced financial difficulties but are current on their payments. This is up from $336,000 at December 31, 2000.

     At December 31, 2001, the Bank had no commitments to lend additional funds with respect to non-performing loans.

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

Income Taxes

     The Company’s effective tax rate was 34% in 2001 which is up from 31% in 2000. The effective rate is lower than the statutory rate primarily due to certain tax-exempt interest income.

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

     Management believes the most significant impact on financial results is the Bank’s ability to react to changes in interest rates. As discussed previously, management is attempting to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.

The information required by this Item is incorporated herein by reference to the information set forth under the following captions contained in this Form 10-K:

(i)	“Management’s Discussion and Analysis of Financial Condition and Results of Operations"—Liquidity and Interest Rate Sensitivity Management.

(ii)	PART II – Item 6. — “Selected Financial Data” — Investment Portfolio

(iii)	PART II – Item 6. — “Selected Financial Data” — Loan Portfolio

(iv)	PART II – Item 14. — “Financial Statements of First National Bancshares, Inc.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and the related notes thereto required by Subpart I have been included immediately following Item 14 in Part IV of this Annual Report.

     Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	2001				2000

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(thousands, except share amounts)
Interest Income	$3,399	$3,523	$3,590	$3,652	$3,575	$3,489	$3,420	$3,328
Interest Expense	1,299	1,628	1,781	1,991	2,009	1,906	1,748	1,671
Net Interest Income	2,100	1,895	1,809	1,661	1,566	1,583	1,672	1,657
Provision for Loan Losses	142	39	65	4	33	14	55	50
Earnings before Income Taxes	1,104	637	603	508	470	514	574	588
Net Earnings	702	423	402	350	322	357	392	409
Basic Earnings per Common Share	.41	.24	.23	.20	.18	.21	.23	.23
Diluted Earnings per Common Share	.38	.22	.21	.19	.17	.20	.22	.22
Cash Dividends per Common Share	0	0	0	0	0	0	0	0
Market Price Range(1)
High	15.00	17.00	14.29	14.29	15.24	14.74	14.96	14.96
Low	12.15	13.00	13.15	12.70	13.33	13.76	13.61	14.06

1.	All per share information is presented to reflect all stock dividends and stock splits including the 5% stock dividends declared for shareholders of record September 21, 2000 and August 31, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     Since July 18, 1986 (the date of inception of the Bank, the Company’s subsidiary), neither the Bank nor the Company have had any disagreements with its independent certified public accountants regarding accounting and financial disclosure and there has been no change in accounting firms since 1994. The accounting firm of Christopher, Smith, Leonard, Bristow, Stanell, and Wells, P.A. is currently employed by the Company to perform its annual audit and its financial report is included in this annual report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

A. Directors

     The information required by Item 10 pertaining to directors of the Company is incorporated herein by reference to the sections entitled “Election of Directors” and “Committees of the Board of Directors and Certain Meetings” in the definitive proxy statement of the Company of the Bank for its 2002 Annual Meeting of Shareholders, pages three through five. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Bank’s fiscal year ended December 31, 2001 at the time it is mailed to the shareholders.

B. Executive Officers

     With respect to Francis I. duPont, III, the Chairman of the Board and Chief Executive Officer of the Company, and Glen W. Fausset, President of the Company, who are also directors of the Company, the information required by Item 10 pertaining to the Company’s executive officers is incorporated herein by reference to the section entitled “Election of Directors” in the definitive proxy statement of the Company of the Bank for its 2002 Annual Meeting of Shareholders, pages three and four, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Bank’s fiscal year ended December 31, 2002 at the time it is mailed to the shareholders.

     There are no other executive officers of the Company. The executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” and “Compensation Pursuant to Plans” in the definitive proxy statement of the Company of the Bank for its 2002 Annual Meeting of Shareholders, pages seven through nine, which will be filed with the Securities and Exchange

Commission 120 days of the end of the Company’s fiscal year ended December 31, 2001 at the time it is mailed to the shareholders.

Change of Control Agreements

     In 1997, the Board of Directors of the Bank entered into “Agreements” with Messrs. duPont and Fausset providing for compensation to them in the event of a change of the controlling interest of the Bank or dismissal without cause. This Company joined in these agreements in 2000. The agreements provide for the payment of three times base compensation upon a change of control of the Bank or the Company or a dismissal without cause.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

     The information required by Item 12 pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections entitled “Election of Directors” and “Stock Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement of the Company of the Bank for its 2002 Annual Meeting of Shareholders, pages two through four, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2001 at the time it is mailed to the shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the definitive proxy statement of the Company of the Bank for its 2002 Annual Meeting of Shareholders, pages six and seven, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2001 at the time it is mailed to the shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Annual Report on Form 10-K:

(1) Financial Statements and Schedules

(i)	Report of Independent Auditors’ Report	F-1
(ii)	Balance Sheets	F-2
(iii)	Statements of Income	F-3
(iv)	Statements of Stockholders’ Equity	F-4
(v)	Statements of Cash Flows	F-5
(vi)	Notes to Financial Statements	F-6

(2) All Schedules have been included as an exhibit to this Annual Report on Form 10-K or the information is included elsewhere in the financial statements or notes thereto.

(3) The exhibits required to be filed herewith are listed on the “Exhibits Index” on the following page

(b)	Reports on form 8-K

There were no reports on Form 8-K filed by the Company during the last quarter of the fiscal year ended December 31, 2001.

EXHIBIT INDEX

Exhibit Number	Description of Document

2[1]	Consolidation Agreement dated as of September 17, 1998, by and between First National Bank of Manatee and Manatee Interim Bank, National Association, joined in by First National Bancshares, Inc.

3.1[2]	Amended and Restated Articles of Incorporation of First National Bancshares, Inc.

3.2[2]	Bylaws of First National Bancshares, Inc.

10[3]	Company’s Incentive Stock Option Plan

11[4]	Statement regarding computation of per share earnings.

23	Consent of Christopher, Smith, Leonard, Bristow, Stanell, and Wells, P. A.

1.	Incorporated by reference as Appendix I included in the Company’s S-4 Registration Statement, as filed with the Securities and Exchange Commission on July 31, 1998 (Registration No. 333-60283).

2.	Incorporated by reference to the exhibits included in the Company’s S-4 Registration Statement, as filed with the Securities and Exchange Commission on July 31, 1998 (Registration No. 333-60283).

3.	Incorporated by reference to the summary of principal terms included in the Company’s Proxy Statement for the 2000 Meeting of Shareholders, as filed with the Securities and Exchange Commission on March 10, 2000.

4.	Incorporated by reference to the Income Statement on page F-3 of the Consolidated Financial Statements of First National Bancshares, Inc., as contained in this Annual Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARE, INC.

March 22, 2002	By: /s/ Glen W. Fausset
(Date)	Glen W. Fausset, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Francis I. duPont, III Francis I. duPont, III	Chairman of the Board and Chief Executive Officer	March 22, 2002

/s/	Glen W. Fausset	President and Director	March 22, 2002

Glen W. Fausset

/s/	Robert C. Matejcek	Treasurer	March 22, 2002

Robert C. Matejcek

/s/	Beverly Beall	Director	March 22, 2002

Beverly Beall

/s/	Robert G. Blalock	Director	March 22, 2002

Robert G. Blalock

/s/	Allen J. Butler	Director	March 22, 2002

Allen J. Butler

/s/	Rosemary R. Carlson	Director	March 22, 2002

Rosemary R. Carlson

/s/	Stephen J. Korcheck, Ph. D	Director	March 22, 2002

Stephen J. Korcheck, Ph. D.

/s/	Wm. J. Thompson	Director	March 22, 2002

Wm. J. Thompson, D.D.S

/s/	Raymond A. Weigel, III	Director	March 22, 2002

Raymond A. Weigel, III

/s/	Dan C. Zoller	Director	March 22, 2002

Dan C. Zoller

FIRST NATIONAL BANCSHARES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING WHOLLY OWNED SUBSIDIARY

1ST NATIONAL BANK AND TRUST)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
First National Bancshares, Inc.
Bradenton, Florida

We have audited the accompanying consolidated balance sheets of First National Bancshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bancshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

CHRISTOPHER, SMITH, LEONARD, BRISTOW, STANELL & WELLS, P.A.

January 18, 2002

FIRST NATIONAL BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

ASSETS

	2001	2000

Cash and due from banks	$8,094,062	$4,496,102
Interest bearing deposits	12,873,175	5,896,769

Cash and cash equivalents	20,967,237	10,392,871

Investment securities:
Available-for-sale	37,902,596	38,060,622
Held-to-maturity	-0-	3,000,000

(Market value of $37,902,596 and $40,579,701, respectively)	37,902,596	41,060,622

Loans	145,944,330	137,364,755
Less allowance for loan losses	(1,550,827)	(1,372,916)
Less deferred loan fees	(91,054)	(59,526)

	144,302,449	135,932,313

Bank premises and equipment, net	5,872,472	6,160,422
Accrued interest receivable	1,010,101	1,153,330
Deferred income taxes	90,950	473,252
Other real estate owned	593,154	1,064,927
Other assets	1,731,590	805,421

	9,298,267	9,657,352

TOTAL ASSETS	$212,470,549	$197,043,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2001	2000

Liabilities:
Deposits:
Non-interest bearing deposits	$25,385,544	$23,190,682
Interest bearing demand and NOW deposits	27,656,637	21,169,284
Money market deposits	46,447,696	35,456,560
Savings deposits	13,688,909	13,362,634
Time deposits	62,670,052	77,091,837

	175,848,838	170,270,997
Accrued interest payable	867,296	1,530,506
Accrued expenses and other liabilities	327,349	225,956
Capital lease obligation	414,178	462,374
Securities sold under agreements to repurchase and overnight funds	12,965,512	4,918,336
Other borrowed funds	5,000,000	5,000,000

	19,574,335	12,137,172

Total liabilities	195,423,173	182,408,169

Stockholders’ equity:
Common stock, .10 par value, 2,500,000 shares authorized: 1,748,779 and 1,656,940 shares issued and outstanding	174,878	165,694
Capital in excess of par value	12,218,906	10,924,550
Retained earnings	4,387,976	3,757,257
Accumulated other comprehensive income	265,616	(212,512)

Total stockholders’ equity	17,047,376	14,634,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$212,470,549	$197,043,158

The accompanying notes are an integral part of these financial statements.

FIRST NATIONAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

Interest income:
Interest and fees on loans	$11,680,719	$11,420,651	$9,020,590

Interest on investment securities:
U.S. Treasury and Government agencies	1,653,617	1,770,783	2,133,434
State and political subdivisions – tax-exempt	395,360	387,948	315,390
Other	434,348	232,250	252,542

	2,483,325	2,390,981	2,701,366

Interest on federal funds sold	-0-	-0-	21,006

Total interest income	14,164,044	13,811,632	11,742,962

Interest expense:
Deposits	4,893,726	5,349,422	4,033,943
Time deposits of $100,000 or more	1,162,551	1,314,866	1,074,401
Short-term borrowings	589,682	611,816	515,601
Capital lease obligation	52,891	58,316	63,130
Federal funds purchased	-0-	-0-	139

Total interest expense	6,698,850	7,334,420	5,687,214

Net interest income	7,465,194	6,477,212	6,055,748

Provision for loan and debit card losses	250,226	151,890	227,050

Net interest income after provision for loan losses	7,214,968	6,325,322	5,828,698

Other income:
Service charges on deposit accounts	484,997	406,022	429,647
Investment securities gains (losses), net	(51,519)	-0-	35,496
Trust fee income	575,267	525,640	426,801
Bradenton Securities income	220,757	177,837	174,464
Other	286,922	233,023	226,123
Gain on sale of property	330,300	-0-	-0-

Total other income	1,846,724	1,342,522	1,292,531

	2001	2000	1999

Other expenses:
Salaries and employee benefits	$3,509,103	$3,091,402	$2,696,762
Occupancy	682,259	581,570	498,275
Legal, accounting and examination fees	231,304	200,615	186,803
FDIC assessment	30,928	31,160	16,036
Equipment	580,112	512,148	456,226
Stationery, printing and postage	164,422	187,049	209,156
Data processing	220,910	233,422	278,818
Directors’ fees	125,973	120,822	124,325
Advertising	29,828	34,240	59,116
Other	634,414	529,118	554,792
Mortgage company expense	-0-	-0-	4,228

Total other expenses	6,209,253	5,521,546	5,084,537

Income before income taxes	2,852,439	2,146,298	2,036,692

Provision for income taxes	975,100	666,400	634,900

Net Income	$1,877,339	$1,479,898	$1,401,792

Per share data:
Basic EPS	$1.08	$0.85	$0.81

Weighted average shares outstanding	1,744,463	1,739,763	1,739,859

Diluted EPS	$1.00	$0.81	$0.77

Adjusted weighted average shares outstanding	1,877,157	1,835,624	1,814,662

The accompanying notes are an integral part of these financial statements.

FIRST NATIONAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

					ACCUMULATED
	COMMON STOCK		CAPITAL IN		OTHER
			EXCESS OF	RETAINED	COMPREHENSIVE
	SHARES	AMOUNT	PAR VALUE	EARNINGS	INCOME	TOTAL

Balance at December 31, 1998	751,478	$75,148	$8,591,848	$3,303,005	$40,680	$12,010,681

Net income	-0-	-0-	-0-	1,401,792	-0-	1,401,792
Change in valuation allowance, net of income taxes of $502,583	-0-	-0-	-0-	-0-	(834,075)	(834,075)

Total comprehensive income	-0-	-0-	-0-	1,401,792	(834,075)	567,717

2 for 1 exchange	751,478	75,148	(75,148)	-0-	-0-	-0-
5% stock dividend	74,913	7,491	1,153,661	(1,164,791)	-0-	(3,639)

Balance at December 31, 1999	1,577,869	157,787	9,670,361	3,540,006	(793,395)	12,574,759

Net income	-0-	-0-	-0-	1,479,898	-0-	1,479,898
Change in valuation allowance, net of income taxes of $350,019	-0-	-0-	-0-	-0-	580,883	580,883

Total comprehensive income	-0-	-0-	-0-	1,479,898	580,883	2,060,781

5% stock dividend	78,631	7,863	1,250,233	(1,262,647)	-0-	(4,551)
Exercise of stock options	440	44	3,956	-0-	-0-	4,000

Balance at December 31, 2000	1,656,940	$165,694	$10,924,550	$3,757,257	$(212,512)	$14,634,989

Net income	-0-	-0-	-0-	1,877,339	-0-	1,877,339
Change in valuation allowance, net of income taxes of $288,102	-0-	-0-	-0-	-0-	478,128	478,128

Total comprehensive income	-0-	-0-	-0-	1,877,339	478,128	2,355,467

5% stock dividend	9,048	905	60,770	(1,246,620)	-0-	(1,184,945)
Exercise of stock options	82,791	8,279	1,233,586	-0-	-0-	1,241,865

Balance at December 31, 2001	1,748,779	$174,878	$12,218,906	$4,387,976	$265,616	$17,047,376

The accompanying notes are an integral part of these financial statements.

FIRST NATIONAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,877,339	$1,479,898	$1,401,792
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and leasehold amortization	539,226	454,928	430,589
Net amortization of premiums and accretion of discounts on investment securities	74,105	49,114	71,232
Amortization of deferred loan fees	31,528	13,529	34,820
Allowance for loan losses	177,911	118,314	159,902
Deferred income taxes	(109,800)	(15,100)	140,800
Investment securities (gains) losses realized	51,519	-0-	(35,496)
Loss (gain) on disposition of equipment	-0-	-0-	175
(Increase) decrease in accrued interest receivable	143,229	(189,714)	(92,217)
(Increase) decrease in other assets	(926,169)	(191,246)	(189,247)
Increase (decrease) in accrued interest payable	(663,210)	479,814	(16,036)
Increase (decrease) in accrued expenses and other liabilities	101,393	(217,033)	2,702

Net cash provided by operating
activities	1,297,071	1,982,504	1,909,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investment securities	13,301,270	1,500,000	15,747,404
Purchase of investment securities, net	(8,669,128)	(807,160)	(16,849,235)
Loans originated, net of principal collections	(8,579,575)	(15,357,311)	(21,647,175)
Decrease (increase) other real estate owned	471,773	(1,064,927)	-0-
Purchase of bank premises and equipment	(830,063)	(1,759,193)	(587,644)
Proceeds from sale of fixed assets	525	-0-	-0-
Recoveries on loans charged off	10,427	657	23,879

Net cash provided by (used in) investing activities	(4,294,771)	(17,487,934)	(23,312,771)

	2001	2000	1999

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings deposits	19,999,626	15,982,385	10,534,265
Net increase (decrease) in time deposits	(14,421,785)	2,104,545	4,763,121
Increase (decrease) in securities sold under agreements to repurchase	8,047,176	885,943	1,448,911
Increase (decrease) in federal funds purchased and other borrowed funds	-0-	-0-	317,500
Cash in lieu of fractional shares for stock dividend	(4,755)	(4,551)	(3,640)
Principal payments under capital lease obligations	(48,196)	(42,771)	(37,957)

Net cash provided by financing activities	13,572,066	18,925,551	17,022,200

Net increase (decrease) in cash and cash equivalents	10,574,366	3,420,121	(4,381,555)

Cash and cash equivalents at beginning of year	10,392,871	6,972,750	11,354,305

Cash and cash equivalents at end of year	$20,967,237	$10,392,871	$6,972,750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash payments for interest	$7,362,060	$6,854,606	$5,703,250

Cash payments for income taxes	$733,216	$833,249	$799,570

The accompanying notes are an integral part of these financial statements.

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of First National Bancshares, Inc. and its subsidiaries conform to generally accepted accounting principles and to general practice within the banking industry. Assets held in a fiduciary capacity by the trust and securities departments are not included in the financial statements. The following summarizes the more significant of these policies.

Nature of Operations – First National Bancshares, Inc. (Bancshares) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary 1st National Bank and Trust (the Bank). The Bank operates under a national bank charter and provides full banking services, including trust services. As a national bank, the Bank is subject to regulation of the office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. The principal area served by 1st National Bank and Trust is Manatee County, Florida and services are provided at five offices.

Principles of Consolidation

The consolidated financial statements include the accounts of First National Bancshares, Inc. and its wholly-owned subsidiary, 1st National Bank and Trust, and the Bank’s wholly-owned subsidiary Bradenton Securities, Inc. All material intercompany transactions have been eliminated in consolidation.

Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities Held-To-Maturity and Available-For-Sale – The Bank follows Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which requires the Bank to segregate its investment portfolio into trading, available-for-sale and held-to-maturity classifications. The Bank does not hold any equity securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at quoted market value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. The Bank does not have a trading portfolio.

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Loans and Allowance for Loan Losses – Loans are stated at the amount of unpaid principal, reduced by deferred loan fees and an allowance for loan losses. Interest income is recognized using the simple interest method on daily balances of principal amounts outstanding.

Accrual of interest is discontinued on a loan (including a loan impaired under Statement of Financial Accounting Standards (SFAS) No. 114) when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. Classification of a loan as nonaccrual is not necessarily indicative of a potential loss of principal.

The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that collectibility is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, the amounts and timing of future cash flows from impaired loans, and current economic conditions that may affect the borrowers’ ability to pay.

The Bank follows Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan”. Under the standard, allowance for loan losses related to loans that are identified for evaluation under SFAS No. 114 is based on discounted cash flows using the loan’s initial effective interest rate on the fair value of the collateral for certain collateral dependent loans. At December 31, 2001 and 2000, there were no impaired loans under SFAS No. 114.

Loan Origination Fee Income – Non-refundable fees and costs associated with originating or acquiring loans are recognized over the lives of the related loans as adjustments to interest income.

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Bank Premises and Equipment – Bank premises and equipment owned, leasehold improvements, and assets held under capital lease are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined primarily on the straight-line method over the estimated useful lives of the assets, which range from three to twelve years for office furniture and equipment and twenty to thirty years for the Bank’s building and leasehold improvements. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially increase the value of the property are capitalized. When bank premises and equipment are sold, or otherwise disposed of, the cost and related depreciation or amortization are removed from the respective accounts and the respective gains and losses are included in earnings.

Other Real Estate Held for Resale – Other real estate includes foreclosed assets held for resale. After foreclosure, foreclosed assets are carried at the lower of fair value minus estimated costs to sell or cost. Cost at the time of foreclosure is the fair value of the asset foreclosed. If the fair value of the asset minus the estimated costs to sell the asset is less than the cost of the asset, the deficiency is recognized as a valuation allowance. Other real estate owned income (expense) consists of net carrying cost, legal fees, loss provisions and gains (losses) on sales of real estate. The Bank owned two items of other real estate at December 31, 2001 and one item at December 31, 2000 valued at $593,154 and $1,064,927, respectively.

Income Taxes – The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Fair Value of Financial Instruments – The following methods and assumptions were used by the Bank in estimating the fair value disclosure for financial instruments:

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

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Fair Value of Financial Instruments – Continued

Deposits: Fair value for non-interest bearing demand, NOW, money market and savings deposits are based on carrying value. Fair value for time certificate deposits are based on a discounted cash flow calculation using current interest rates for similar deposits.

Statements of Cash Flows – For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. The Bank maintains its due from banks and federal funds purchased or sold with correspondent banking relationships as determined by the Bank’s board of directors. At December 31, 2001, the primary correspondent banks were Federal Home Loan Bank of Atlanta, Independent Bankers Bank of Florida, Bank of America, and SunTrust Bank of Georgia.

Earnings Per Share – Earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or options to issue common stock were exercised or converted into common stock. All differences between basic and diluted EPS were due to stock options.

Stock Options – Bancshares adopted SFAS 123 and under the provisions of the standard has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB 25. Accordingly, Bancshares has not recognized compensation expense for its stock-based awards to employees. The amount of compensation expense that would have been recorded if Bancshares had elected to adopt the fair value approach of SFAS 123 is not material.

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 2 – INVESTMENT SECURITIES

     Investment securities at December 31, 2001 are summarized as follows:

		AVAILABLE-FOR-SALE

		GROSS	GROSS	APPROXIMATE
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET
	COST	GAINS	LOSSES	VALUE

December 31, 2001
U.S. Government agencies	$5,513,731	$214,578	$-0-	$5,728,309
U.S. Government agencies - mortgage-backed securities	21,855,588	292,585	(33,539)	22,114,634
State and political subdivisions	9,184,232	9,594	(57,553)	9,136,273

Total Debt Securities	36,553,551	516,757	(91,092)	36,979,216

Other	923,380	-0-	-0-	923,380

	$37,476,931	$516,757	$(91,092)	$37,902,596

In 2001, debt securities with an amortized cost of $1,000,000 were sold from the held-to-maturity classification due to changes in market conditions. The securities had a realized loss of $60,000. As a result, the remaining securities classified as held-to-maturity with an amortized cost of $2,000,000, were transferred to the available-for-sale classification. The securities had an unrealized gain of approximately $157,366.

Investment securities at December 31, 2000 are summarized as follows:

		AVAILABLE-FOR-SALE

		GROSS	GROSS	APPROXIMATE
		UNREALIZED	UNREALIZED	MARKET
	COST	GAINS	LOSSES	VALUE

December 31, 2000
U.S. Government agencies	$7,095,121	$-0-	$(61,488)	$7,033,633
U.S. Government agencies - mortgage-backed securities	21,232,754	3,675	(162,757)	21,073,672
State and political subdivisions	9,194,031	43,085	(163,079)	9,074,037

Total Debt Securities	37,521,906	46,760	(387,324)	37,181,342

Other	879,280	-0-	-0-	879,280

	$38,401,186	$46,760	$(387,324)	$38,060,622

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 2 – INVESTMENT SECURITIES – CONTINUED

		HELD-TO-MATURITY

		GROSS	GROSS	APPROXIMATE
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET
	COST	GAINS	LOSSES	VALUE

December 31, 2000
U.S. Government agencies	$2,000,000	$-0-	$(321,500)	$1,678,500
U.S. Government agencies - mortgage-backed securities	1,000,000	-0-	(159,421)	840,579

	$3,000,000	$-0-	$(480,921)	$2,519,079

The components of gains and losses on sales, calls and maturities of securities for the years ended December 2001, 2000 and 1999 were as follows:

	Cost	Proceeds	Gain (Loss)

2001
Available-for-sale:
Gross gains on sale	$2,344,747	$2,353,228	$8,481
No gain or loss	2,750,000	2,750,000	-0-

	5,094,747	5,103,228	8,481
Held to maturity:
Gross loss
(securities sold)	1,000,000	940,000	(60,000)

	1,000,000	940,000	(60,000)

	$6,094,747	$6,043,228	$(51,519)

2000
Available-for-sale:
No gain or loss	1,000,000	1,000,000	-0-

	1,000,000	1,000,000	-0-
Held-to-maturity:
No gain or loss
(securities called)	500,000	500,000	-0-

	500,000	500,000	-0-

	$1,500,000	$1,500,000	$-0-

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 2 – INVESTMENT SECURITIES – CONTINUED

1999
Available-for-sale:
Gross gains on sales	$3,317,339	$3,347,404	$30,065
No gain or loss	9,200,000	9,200,000	-0-

	12,517,339	12,547,404	30,065
Held-to-maturity:
Gross gains
(securities called)	2,994,569	3,000,000	5,431
No gain or loss	200,000	200,000	-0-

	3,194,569	3,200,000	5,431

	$15,711,908	$15,747,404	$35,496

The amortized cost and approximate market value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities due to borrowers having the right to call or prepay obligations with or without call or prepayment penalties.

		APPROXIMATE
	AMORTIZED	MARKET
	COST	VALUE

December 31, 2001 Available-for-Sale
Due in one year or less	$260,156	$260,866
Due after one year through five years	6,184,849	6,412,033
Due after five years through ten years	7,561,029	7,503,109
Due after ten years	691,929	688,574
Mortgaged-backed securities	21,855,588	22,114,634
Other	923,380	923,380

	$37,476,931	$37,902,596

Investment securities with aggregate book values of $26,784,342 and market values of approximately $27,219,202 at December 31, 2001, were pledged to secure public deposits and repurchase agreements and for other purposes as required by law or borrowing terms.

NOTE 3 – LOANS

A summary of loans at December 31, is as follows:

	2001	2000

	Carrying Value	Carrying Value

Commercial	$11,748,446	$13,111,225
Real estate – construction	5,053,179	2,267,625
Real estate – mortgage:
Residential	52,137,075	48,702,135
Commercial	71,025,086	63,845,683
Consumer/installment	5,934,889	7,689,864
Other	45,655	1,748,223

	145,944,330	137,364,755
Allowance for loan losses	(1,550,827)	(1,372,916)
Deferred loan fees	(91,054)	(59,526)

Net loans	$144,302,449	$135,932,313

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 3 – LOANS – CONTINUED

The fair value of loans at December 31, 2001 and 2000 approximates carrying value.

A summary of activity in loans owed to the Bank by its executive officers and directors during 2001 and 2000 is as follows:

	2001	2000

Balance, beginning of year	$751,323	$936,622
New loans	279,494	-0-
Payments	(94,054)	(185,299)

Balance, end of year	$936,763	$751,323

A summary of activity in the allowance for loan losses account is as follows:

	2001	2000	1999

Balance, beginning of year	$1,372,916	$1,253,945	$1,070,164

Provision charged to income	250,226	151,890	227,050
Recoveries on loans previously charged-off	10,427	657	23,879

Total additions	260,653	152,547	250,929
Charge-offs	(82,742)	(33,576)	(67,148)

Balance, end of year	$1,550,827	$1,372,916	$1,253,945

In management’s opinion, the allowance is adequate to reflect the risk in the loan portfolio.

The Bank’s lending is concentrated in the west central Florida market. Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region.

There were no non-accrual loans at December 31, 2001, 2000, and 1999, respectively.

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 4 – BANK PREMISES AND EQUIPMENT

A summary of Bank premises and equipment at December 31, follows:

	2001	2000

Land	$1,672,560	$1,747,475
Buildings	3,761,575	3,715,118
Leasehold improvements	165,895	122,481
Furniture, fixtures and equipment	3,241,000	3,061,473

	8,841,030	8,646,547

Less accumulated depreciation and amortization	(2,968,558)	(2,486,125)

	$5,872,472	$6,160,422

The capitalized value of a building held under capital lease is included in Bank building and equipment. The capitalized value is $772,706 and the accumulated amortization was $553,773 and $515,138, at December 2001 and 2000, respectively.

NOTE 5 – DEPOSITS

A summary of time certificate deposits and their remaining maturities at December 31, are as follows:

	2001	2000

Three months or less	$9,184,213	$13,327,074
Over three through six months	17,501,329	22,961,540
Over six through twelve months	22,011,395	32,701,160
Over twelve months	13,973,115	8,102,063

	$62,670,052	$77,091,837

The aggregate amount of time certificate deposits of $100,000 or more at December 31, 2001 and 2000 was approximately $19,516,737 and $24,039,607, respectively.

The fair value of time certificate deposits at December 31, 2001 and 2000 approximated their carrying value.

The total amount of demand deposit overdrafts classified as loan balances at December 31, 2001, and 2000 was approximately $45,655 and $85,423, respectively.

At December 31, 2001 total executive officer and director deposits were approximately $459,129.

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 6 – LEASES

The Bank’s main branch building is leased with monthly payments of approximately $19,000. The lease has an initial term of twenty (20) years with four five-year renewal options. The lease payments applicable to the building element (approximately $8,400) have been accounted for as a capital lease, while the lease payments applicable to the land element (approximately $10,600) have been accounted for as an operating lease. Subsequent to year end, the Bank closed on a purchase of the leased property. The Bank leases a second building under an operating lease with an initial term of five (5) years with three five-year renewal options. Lease payments are $3,657 per month.

Rental expense related to operating leases was approximately $173,300, $167,900, and $120,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

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

Information related to the Bank’s securities sold under agreements to repurchase (including accrued interest) at December 31, 2001 and 2000 is presented below, segregated by the type of securities sold (all agreements are due in less than 30 days):

	DECEMBER 31,

	2001	2000

Government Agencies:
Carrying Value of Securities	$13,448,121	$7,585,770
Market Value of Securities	13,721,985	7,064,911
Repurchase Agreements with bank customers	12,965,512	4,918,336
Interest Rate to customer	1.125%	5.875%

At December 31, 2001 and 2000, the Bank had borrowings of $5,000,000 at 5.93% from the Federal Home Loan Bank Board. Borrowings at December 31, 2001 are secured by a percentage of the one to four family loan portfolio. The borrowings may not exceed 75% of the one to four family loan portfolio. The Bank has been approved to borrow up to 15% of the Banks assets. Interest only payments are due quarterly with payment due on August 19, 2002. There were no daily borrowings from the Federal Home Loan Bank at December 31, 2001.

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED
                          FUNDS – CONTINUED

The Holding Company entered into an agreement with SunTrust Bank on April 14, 2000 for a $1,000,000 revolving credit loan. The interest rate is 30 day LIBOR plus 1.5% adjusted monthly. Interest is to be repaid quarterly beginning June 30, 2000. As of December 31, 2001, there were no draws against this loan.

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Bank’s deferred tax assets and liabilities as of December 31, are as follows:

	2001	2000

Deferred tax assets:
Book over tax depreciation	$-0-	$4,000
Book over tax bad debts	521,700	454,700
Book over tax amortization	8,300	12,400
Deferred loan fees	34,300	22,400
Book over tax pension expense - nonqualified plan	3,000	5,800
Valuation allowance for securities available for sale	-0-	128,052

	567,300	627,352

	2001	2000

Deferred tax liabilities:
Book under tax depreciation	(11,100)	-0-
Securities accretion	(2,000)	(3,500)
Tax over book amortized expenses	(2,700)	-0-
Tax over book pension expense - qualified plan	(176,100)	(150,600)
Deferred gain on land sale	(124,400)	-0-
Valuation allowance for securities available for sale	(160,050)	-0-

	(476,350)	(154,100)

Net deferred tax assets	$90,950	$473,252

Significant components of the provision for income taxes are as follows:

	2001	2000	1999

Current:
Federal	$710,000	$534,000	$687,700
State	141,600	117,300	88,000

Total current	851,600	651,300	775,700

Deferred:
Federal	107,500	14,310	(123,200)
State	16,000	790	(17,600)

Total deferred	123,500	15,100	(140,800)

	$975,100	$666,400	$634,900

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 8 – INCOME TAXES – CONTINUED

The effective tax rate for 2001, 2000, and 1999 differs from the statutory tax rate as follows:

	2001		2000		1999

		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Statutory federal tax rate	$969,800	34.0%	$729,700	34.0%	$692,500	34.0%

State income taxes, net of federal income tax benefit	104,000	3.6	77,400	3.6	46,500	2.3

Tax-exempt interest	(131,600)	(4.6)	(117,300)	(5.5)	(95,500)	(4.7)

Other	32,900	1.2	(23,400)	(1.1)	(8,600)	(.4)

	$975,100	34.2%	$666,400	31.0%	$634,900	31.2%

Income taxes related to securities gains amounted to approximately $-0-, $14,000, and $4,300 in 2001, 2000, and 1999, respectively.

NOTE 9 – PENSION PLANS

Employees, age twenty-one and over, are eligible to participate in a qualified defined benefit pension plan (the Plan) on January 1 of the year after they have completed six months of service and 1,000 hours of service. Contributions are made by the Bank annually in amounts determined by the Plan’s actuary as necessary to fund retirement benefits under the Plan. Vesting of Bank contributions is 100% after seven years of participation. Activity for the years ended December 31 is as follows:

	2001	2000	1999

Benefit obligation at beginning of year	$1,133,650	$792,287	$612,102
Service cost	181,241	132,110	106,161
Interest cost	98,515	59,320	45,806
Actuarial gain	64,301	152,649	30,934
Benefits paid	(2,716)	(2,716)	(2,716)

Benefit obligation at end of year	$1,474,991	$1,133,650	$792,287

Change in plan assets:
Fair value of plan assets at beginning of year	$998,122	$906,619	$696,326
Actual return on plan assets	91,172	(96,393)	56,312
Employer contribution	285,748	190,612	156,697
Benefits paid	(2,716)	(2,716)	(2,716)

Fair value of plan assets at end of year	$1,372,326	$998,112	$906,619

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 9 – PENSION PLANS – CONTINUED

Unrecognized prior service cost	$5,164	$4,900	$4,636
Funded status	(102,665)	193,559	114,332
Unrecognized actuarial loss	565,387	201,824	207,018

Net amount recognized	$467,886	$400,283	$325,986

Amounts recognized in statement of financial position consist of:
Prepaid benefit cost	$467,886	$400,283	$325,986

Weighted average assumptions as of December 31,
Discount rate	7.5%	7.5%	7.5%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	6.0%	6.0%

Component of net periodic benefit cost:
Service cost	$181,241	$132,110	$106,161
Interest cost	98,515	59,320	45,806
Expected return on plan assets	(91,171)	(80,045)	(61,865)
Amortization of prior service cost	368	368	368
Recognized net actuarial gain or loss	29,193	4,562	3,805

	$218,146	$116,315	$94,275

The Bank provides a 401(k) profit sharing plan for employees who have reached the age of 21 and have at least 1,000 hours of service in the year. The Bank’s contribution, which is determined annually, was approximately $53,500, $55,000, and $52,400 in 2001, 2000, and 1999, respectively.

NOTE 10 – INTEREST EXPENSE

Interest on deposits is summarized as follows:

	2001	2000	1999

Interest bearing demand Deposits – interest expense	$1,589,310	$1,711,612	$1,030,559

Savings deposits – Interest expense	284,939	498,963	553,317

Time deposits less than $100,000 – interest expense	3,019,477	3,138,847	2,450,067

	$4,893,726	$5,349,422	$4,033,943

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 11 – STOCK OPTION PLAN

The Bank had three incentive option plans (the Option Plans). Two previous plans, one of which authorized 27,563 additional shares in 1995, and a new plan adopted April 2000, which authorized 225,000 shares. The Option Plans authorize the Board of Directors to grant to full-time officers and other key employees options to purchase shares of common stock for a period of 5 to 10 years. The Option Plans provides that the exercise price of the stock options will be determined by the Board of Directors at the date of grant, but in no event will the purchase price be less than 100% of the fair market value of the Bank’s common stock on such date.

Transactions during 2001 and 2000 under the Option Plans were as follows:

	2001	2000	OPTION PRICES

Shares under option at beginning of year	127,115	83,762	5.330 – 15.238
Options granted	28,365	21,203	14.090 – 14.500
Forfeitures	(1,325)	-0-	14.059 – 15.00
Options exercised	(9,308)	(440)	6.268 – 8.638

Shares under option at end of year	144,847	104,525	5.330 – 15.238

Shares available for future grants at end of year	204,129	220,823

NOTE 12 – COMMITMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At December 31, 2001, the Bank had commitments to fund loans of $17,417,000 and $301,272 under standby letters of credit. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and, standby letters of credit, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies and documentation in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank generally requires collateral or other security to support financial instruments with credit risk. The Bank does not enter into other financial instruments with off-balance-sheet risk.

NOTE 13 – REGULATORY CAPITAL

The Federal Reserve Board has issued standards for measuring capital adequacy for U.S. banking organizations. In general, the standards require banks to maintain capital based on “risk-adjusted” assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. As of December 31, 2001, the Bank’s Risk-Based Capital Ratio is 11.5% compared to a requirement of 8%. The Bank also meets all other regulatory capital requirements. No dividends may be paid if the result would cause the Bank to be under capitalized.