Form 10-Q
period 2002-03-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2002-04-25
CIK 1067077

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2002

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

Yes [X]    No[  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share	1,750,566 shares

(class)	Outstanding as of April 24, 2002

FIRST NATIONAL BANK OF MANATEE
Index to Form 10-Q
For the quarter Ended March 31, 2002

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets,
	March 31, 2002 and December 31, 2001	1

	Condensed Consolidated Statements
	of Income for the three months ended
	March 31, 2002 and 2001	3

	Condensed Consolidated Statements of
	Cash Flows for the three months ended
	March 31, 2002 and March 31, 2001	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	10

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities and Use of Proceeds	12

Item 3.	Defaults under Senior Securities	12

Item 4.	Submission of Matters to a vote of Security Holders	12

Item 5.	Other Information.	12

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		12

PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

FIRST NATIONAL BANCSHARES, INC.

Consolidated Balance Sheet

Assets (000’s)

	March 31	December 31
	2002	2001

	(Unaudited)	**
Cash and Due from Banks	5,487	8,094
Interest Bearing Bank Balances	2,302	12,873
Federal Funds Sold	0	0
Investment Securities,	40,702	37,477
Unrecognized securities gains	446	426
Loans	150,383	145,945
Less allowance for credit losses	(1,632)	(1,551)
Deferred Loan Fees (earned)	(147)	(91)
Premises and Equip, Net	8,215	5,872
Accrued Interest Rec.	973	1,010
Other Assets	794	1,732
Deferred Income Tax Charges	83	90
Other R.E. and other assets owned	324	593

Total Assets	$207,929	$212,471

Liabilities and Stockholders’ Equity

	March 31	December 31
	2002	2001

Liabilities
Deposits
Demand, non-interest bearing	25,649	20,528
Demand int. bearing	26,841	19,088
Time (CD’s, MM’s, & Savings Accounts)	115,360	112,568

TOTAL DEPOSITS	167,850	152,184

Repurchase Agreements	15,664	3,532
Capital Lease Obligation	0	505
Accrued Interest Payable	1,007	1,051
Accounts Payable and other Liabilities	734	455
Fed Funds Purchased and other Short Term Borrowings	5,000	5,500

TOTAL LIABILITIES	190,255	163,227

Stockholders’ Equity:
Common stock, par value $.10 per share;
Authorized 2,500,000 shares;
Issued and outstanding 1,750,566 shares	175	175
Capital Surplus	12,231	12,219
Unrecognized securities gains	278	266
Retained Earnings	4,991	4,388

Net stockholder’s equity	17,675	17,047

Total Liab. & stkhldr’s equity	$207,856	$212,471

FIRST NATIONAL BANK OF MANATEE

Statement of Income

For the Period January 1 through March 31 (000’s)

	2002	2001

Interest Income:
Loans (excluding fees)	2,665	2,921
Loan Fees	29	37
Investment securities:
Taxable	411	464
Exempt from Federal Taxes	93	94
Interest Bearing Bank Balances	29	117
Federal funds sold	0	0

Total Interest Income	3,226	3,633
Interest expense	986	1,992

Net Interest Income	2,240	1,641
Provision for credit loss	100	4

Net Interest Income
After Provision for Credit Losses	2,140	1,637
Other operating income:
Service charges on deposit accounts	116	104
Investment sec. gains	0	0
Trust Fees & Investment Sales Commissions	205	191
Other Income	86	62

Total Other Operating Income	407	357
Other operating expenses:
Salaries and employee benefits	972	838
Occupancy & equipment expense	277	303
Other expenses	378	346

Total Other operating expenses	1,627	1,487

Profit Before Tax	920	507
Estimated State and Federal Income Taxes	317	157

Profit After Tax	$603	$350

Earnings per share	$.34	$.20
Earnings per share fully diluted	$.32	$.19

STATEMENTS OF CASH FLOWS

(000’s)
March 31

	2002	2001

Operating activities
Net Income	603	350
Adjustments to reconcile net income to cash provided by operating activities:
Leasehold amortization	0	10
Allowance for loan losses (net of charge offs)	81	2
Increase (decrease) in interest payable and other liabilities	28	593
Decrease (increase) in interest receivable and other assets	1,039	(416)

Net cash provided by operating activities	1,751	539

Investing activities
Proceeds from sales and maturities of investment securities net of purchases	(3,245)	1,515
Loans originated, net of principal collections	(4,382)	748
Capital expenditures net of depreciation	(2,343)	26
Proceeds from sale of other R. E. and assets owned	330	142
Increase (decrease) in federal funds purchased	0	0
Decrease (increase) in federal funds sold	0	0

Net cash provided (used) by investing activities	(9,640)	2,431

Financing activities
Net increase (decrease) in demand deposits	(552)	1,930
Net increase (decrease) time deposits	(7,447)	1,712
Increase (decrease) in securities sold under agreements to repurchase	2,698	2,980
Dividends paid	0	0
Proceeds from issuance of common stock	12	19
Retirement of common stock	0	0
Principal payments under capital lease obligation	0	(12)

Net cash (used) provided by financing activities	(5,289)	6,629

Net increase in cash and due from banks	(13,178)	9,599

Cash and due from banks at beginning of year	20,967	10,387

Cash and due from banks at end of quarter	$7,789	$19,986

Schedule of non-cash investing activities
Loans transferred to other real estate owned	$0	$0

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Financial Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for fair presentation of such financial statements have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Bank’s annual report on Form 10-K for the year ended December 31, 2001.

Results for the three month period ended March 31, 2002, may not necessarily be indicative of those to be expected for the entire year.

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

     The following discussion and analysis is based on the Holding Company’s financial condition and results of operations for the period from January 1, 2002 through March 31, 2002. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

     Earnings in the first quarter of 2002 were up $254,000 or 73% compared to earnings in the same period last year as direct result of net interest income increasing 35% while the bank and corresponding expenses grew only modestly. The only major component of the increased overhead was salary expense due to increased cost of benefits and added personnel to support. Total operating expenses increased by only 8%. With the exception of personnel expenses, other operating expenses showed a cumulative decrease due mainly to decreased occupancy expense. This was the result of the bank’s purchase of its main office building and the elimination of a long term lease. The Bank’s contribution of $100,000 to loan loss reserve was $96,000 higher than last year. Excellent loan growth in the first quarter dictated the addition of $83,000 of the $100,000 contribution to loan loss reserve.

Net Interest Income. The major component of the Bank’s earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On March 31, 2001, the Bank’s loan portfolio had a high ratio of repriceability within one year.

     The Bank had excellent growth in its loan portfolio when compared to last year. This combined with decreased cost of funds resulted in increased net interest income. Net interest income for three months in 2002 was $2,240,000 compared to $1,654,000 in 2001.

Interest Earning Assets. Real estate related loans at March 31, 2002, accounted for a majority of the bank’s loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In 2000, rates were initially stabile but began to fall in the second half of the year and this drop in rates continued into early 2001. However, in the second quarter of 2001, as rates began to stabilize, the Bank was able to widen its margins throughout the remainder of the year. This was largely through growth of the loan portfolio and by significantly reducing the interest paid on deposits as they matured.

     The Bank’s investment portfolio is concentrated primarily in U.S. Government agencies and corporations. The Bank’s Available-for-Sale portfolio has a market value of about $446,000 above book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 6% of total assets on March 31, 2002, and primarily consisted of cash and due from banks, capitalized lease, equipment and branches, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank’s lending and investment activities is deposits. At March 31, 2002 the Bank’s total deposits were $167.9 million plus $15.7 million in repurchase agreements. The Bank’s deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank’s market area. The Bank has 16% of its deposits in NOW Accounts and 69% of its deposits in Savings, MMA’s and CD deposits. In 2001, the bank was successful in shifting more deposits into NOW accounts and repurchase agreements and out of certificates of deposit. This was a significant part of the bank’s improved net interest margin.

Non-interest Income. The Bank’s non-interest income for the three month period ended March 31, 2002 was $407,000 including $205,000 from its Trust and Financial Services area. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank had no security gains in 2002. The other significant items of non-interest income represented service charges on deposit accounts and merchant credit card account income.

Non-interest Expense. The Bank’s non-interest expense for the three month period ended March 31, 2002 was $1,626,000 including $972,000 of salaries and employee benefits. The Bank’s occupancy and equipment expenses for the period ended March 31, 2002 were $277,000. Non-interest expense was up from $1,254,000 in 2000. The increase in expense is primarily due to the Bank’s new branch opened in November of 2000.

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

     An allowance for loan loss expense of $100,000 was charged to operating expenses for the three month period ended March 31, 2002. The Bank had net charge offs during this period of $17,000. The Bank has a total of $1,632,000 reserved for future loan losses.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had no non-accrual loans at March 31, 2002. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has no specific reserves established at March 31, 2002.

     The bank also has one piece of other real estate owned (OREO)at March 31,2002. It had a balance of $257,000 on March 31, 2002, which was down from a high of $1,101,000 in the fourth quarter of 2000. The property consists of a completed condominium project and the remaining 6 units are currently under contract for sale with an anticipated closing in the second quarter of 2002. The Bank expects that the sales proceeds from the remaining unsold units will be sufficient to recover all of the Bank’s OREO balance

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank’s stockholders’ equity, subordinated debt, and the allowance for credit losses. At March 31, 2002, the Bank’s primary capital ratio was approximately 8.3%. In 1991, the Comptroller began evaluating banks’ capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a risk based capital ratio in excess of 12.6%.

Liquidity. Management of the Bank continually evaluates its liquidity position. Management believes that the Bank’s investment portfolio, when combined with interest bearing bank balances and Fed Funds sold, provides adequate liquidity to meet the Bank’s needs. Management believes that the bank’s time deposits are concentrated in instruments that are primarily due to customer relationships and not to higher-than-market rates and, thus, do not present any unusual liquidity risk. In addition, the bank has established borrowing lines with correspondent banks, and with the Federal Home Loan Bank to cover liquidity needs.

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

Quantitative and Qualitative Disclosure About Market Risk

     The Bank periodically performs asset/liability analysis to assess the Bank’s sensitivity to changing market conditions. The following information is extracted from the Bank’s 10-K which was filed with the Securities and Exchange Commission (SEC) effective December 31, 2001.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $3,200,000 at December 31, 2001 representing 9% of the investment securities portfolio, an increase from the 2000 amount of $2,100,000. This is due to the fact that 2000 had an unusually low number of expected maturities and call dates as a result of decreasing rates earlier in the year accelerating maturities.

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

     The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 2001. For the first year, interest-sensitive assets exceed liabilities by $21,575,000. Over the following two years, liabilities re-price faster than assets. Over a three year period, the bank’s assets and liabilities are evenly matched. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

	As of December 31
	(thousands of dollars)
	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years

Interest-sensitive assets	$67,993	$47,416	$52,562	$27,825
Interest-sensitive liabilities	49,321	44,513	73,070	1,938

Interest sensitivity gap	(18,672)	2,903	(20,508)	25,887
Cumulative gap	$18,672	$21,575	$1,067	$26,954

     The primary interest sensitive assets and liabilities in the one-year maturity range are loans and time deposits. Trying to minimize this gap while maintaining earnings is a continual challenge in a changing interest rate environment and one of the objectives of the Bank’s asset/liability management strategy.

Part II. Other Information

Item 1: Legal Proceedings Against the Bank – None.

Item 2: Changes in Securities and Use of Proceeds – None

Items 3: Defaults under Senior Securities – None

Item 4: Submission of Matters to a vote of Security Holders – None.

Item 5: Other Information – None

Item 6: Exhibits and Reports on Form 8-K

     Exhibits

a)	Plan of acquisition, reorganization, arrangement, liquidation, or succession. – None

b)	Articles of incorporation and by-laws.

1)	A copy of the Amended and Restated Articles of Incorporation of the Registrant is included as Exhibit 3.A to the Registration Statement.

2)	A copy of the Bylaws of the Registrant is included as Exhibit 3.B to the Registration Statement.

c)	Instruments defining the rights of securities holders, including indentures.

None

d)	Published report regarding matters submitted to vote of security holders.

None

FIRST NATIONAL BANCSHARES, INC

/s/ Glen W. Fausset 04/25/2002

Glen W. Fausset
President and Director