Form 10-Q/A
period 2002-03-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2002-04-29
CIK 1067077

FORM 10-Q/A

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

PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

FIRST NATIONAL BANCSHARES, INC.

Consolidated Balance Sheet

Assets (000’s)

	March 31	December 31
	2002	2001

	(Unaudited)	**
Cash and Due from Banks	5,487	8,094
Interest Bearing Bank Balances	2,302	12,873
Federal Funds Sold	0	0
Investment Securities,	40,702	37,477
Unrecognized securities gains	446	426
Loans	150,383	145,945
Less allowance for credit losses	(1,632)	(1,551)
Deferred Loan Fees (earned)	(147)	(91)
Premises and Equip, Net	8,215	5,872
Accrued Interest Rec.	973	1,010
Other Assets	794	1,732
Deferred Income Tax Charges	83	90
Other R.E. and other assets owned	324	593

Total Assets	$207,929	$212,471

Liabilities and Stockholders’ Equity

	March 31	December 31
	2002	2001

Liabilities
Deposits
Demand, non-interest bearing	25,649	25,386
Demand int. bearing	26,841	27,657
Time (CD’s, MM’s, & Savings Accounts)	115,360	122,807

TOTAL DEPOSITS	167,850	175,849

Repurchase Agreements	15,664	12,966
Capital Lease Obligation	0	414
Accrued Interest Payable	1,007	867
Accounts Payable and other Liabilities	734	327
Fed Funds Purchased and other Short Term Borrowings	5,000	5,000

TOTAL LIABILITIES	190,255	195,423

Stockholders’ Equity:
Common stock, par value $.10 per share;
Authorized 2,500,000 shares;
Issued and outstanding 1,750,566 shares	175	175
Capital Surplus	12,231	12,219
Unrecognized securities gains	278	266
Retained Earnings	4,991	4,388

Net stockholder’s equity	17,675	17,047

Total Liab. & stkhldr’s equity	$207,929	$212,471

FIRST NATIONAL BANK OF MANATEE

Statement of Income

For the Period January 1 through March 31 (000’s)

	2002	2001

Interest Income:
Loans (excluding fees)	2,665	2,921
Loan Fees	29	37
Investment securities:
Taxable	411	464
Exempt from Federal Taxes	93	94
Interest Bearing Bank Balances	29	117
Federal funds sold	0	0

Total Interest Income	3,226	3,633
Interest expense	986	1,992

Net Interest Income	2,240	1,641
Provision for credit loss	100	4

Net Interest Income
After Provision for Credit Losses	2,140	1,637
Other operating income:
Service charges on deposit accounts	116	104
Investment sec. gains	0	0
Trust Fees & Investment Sales Commissions	205	191
Other Income	86	62

Total Other Operating Income	407	357
Other operating expenses:
Salaries and employee benefits	972	838
Occupancy & equipment expense	277	303
Other expenses	378	346

Total Other operating expenses	1,627	1,487

Profit Before Tax	920	507
Estimated State and Federal Income Taxes	317	157

Profit After Tax	$603	$350

Earnings per share	$.34	$.20
Earnings per share fully diluted	$.32	$.19

STATEMENTS OF CASH FLOWS

(000’s)
March 31

	2002	2001

Operating activities
Net Income	603	350
Adjustments to reconcile net income to cash provided by operating activities:
Leasehold amortization	0	10
Allowance for loan losses (net of charge offs)	81	2
Increase (decrease) in interest payable and other liabilities	28	593
Decrease (increase) in interest receivable and other assets	1,039	(416)

Net cash provided by operating activities	1,751	539

Investing activities
Proceeds from sales and maturities of investment securities net of purchases	(3,245)	1,515
Loans originated, net of principal collections	(4,382)	748
Capital expenditures net of depreciation	(2,343)	26
Proceeds from sale of other R. E. and assets owned	330	142
Increase (decrease) in federal funds purchased	0	0
Decrease (increase) in federal funds sold	0	0

Net cash provided (used) by investing activities	(9,640)	2,431

Financing activities
Net increase (decrease) in demand deposits	(552)	1,930
Net increase (decrease) time deposits	(7,447)	1,712
Increase (decrease) in securities sold under agreements to repurchase	2,698	2,980
Dividends paid	0	0
Proceeds from issuance of common stock	12	19
Retirement of common stock	0	0
Principal payments under capital lease obligation	0	(12)

Net cash (used) provided by financing activities	(5,289)	6,629

Net increase in cash and due from banks	(13,178)	9,599

Cash and due from banks at beginning of year	20,967	10,387

Cash and due from banks at end of quarter	$7,789	$19,986

Schedule of non-cash investing activities
Loans transferred to other real estate owned	$0	$0

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