Form 10-Q
period 2002-06-30
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2002-08-08
CIK 1067077

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2002

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

Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share	1,751,979 shares

(class)	Outstanding as of August 7, 2002

FIRST NATIONAL BANK OF MANATEE
Index to Form 10-Q
For the quarter Ended June 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL BANCSHARES, INC.

Consolidated Balance Sheet

Assets (000’s)

	June 30	December 31
	2002	2001

	(Unaudited)	**
CASH & DUE FROM BANKS	5,028	20,967
BONDS & SECURITIES	40,523	37,903
Total Fixed Rate Loans	24,974	21,895
Total Construction Loans	2,859	5,053
Total Prime Loans	29,132	23,793
ARM Residential	35,734	34,299
ARM Multi-Family	4,909	3,283
ARM Commercial	61,214	56,954
Total ARM Mortgages	101,857	94,536
Total Tax Exempt Loans	586	622
Total Loans (Gross)	159,408	145,899
Overdrafts	105	46
Reserve for Bad Debts	-1,670	-1,551
FASB 91 Fees	-205	-91
TOTAL LOANS (NET)	157,638	144,302
Fixed Assets	8,077	5,872
OREO & Repos	25	654
Other Assets	1,630	2,867
Total Fixed & Other Assets	9,732	9,392
TOTAL ASSETS	212,921	212,565

Liabilities and Stockholders’ Equity (000’s)

	June 30	December 31
	2002	2001

Demand Deposits	50,356	53,042
Savings	15,592	13,689
MMA	37,667	46,448
Certificates of Deposit	58,649	62,670
Total Time Deposits	111,908	122,807

TOTAL DEPOSITS	162,264	175,849

Repurchase Agreements	16,905	12,966
Capital Lease Obligation	0	414
Fed Funds Purchased and other Short Term Borrowings	8,750	5,000
Other Borrowings	5,000	0
Accruals	1,157	1,198
Suspense and Other Liabilities	158	90
TOTAL LIABILITIES	194,234	195,517
Base Capital	16,794	14,904
Unrealized Gains & Losses	630	266
Current Year Earnings	1,263	1,877

NET SHAREHOLDERS’ EQUITY	18,687	17,047

TOTAL LIABILITIES & CAPITAL	$212,921	$212,565

FIRST NATIONAL BANCSHARES, INC

Statement of Income
For the Period January 1 through June 30 (000’s)

	2002	2001

Interest Income:
Loans (excluding fees)	5,393	5,819
Loan Fees	81	73
Investment securities:
Taxable	834	895
Exempt from Federal Taxes	185	188
Interest Bearing Bank Balances	36	230
Federal funds sold	0	0

Total Interest Income	6,529	7,205
Interest expense	1,937	3,746

Net Interest Income	4,592	3,459
Provision for credit loss	189	70

Net Interest Income After Provision for Credit Losses	4,403	3,389

Other operating income:
Service charges on deposit accounts	239	236
Investment sec. gains	0	0
Trust & Investment Sales Fees	419	390
Other Income	184	125

Total Other Operating Income	842	751
Other operating expenses:
Salaries and employee benefits	2,010	1,694
Occupancy & Equipment expense	557	617
Other expenses	644	720

Total Other operating expenses	3,311	3,031

Profit Before Tax	1,934	1,109
Estimated State and Federal Income Taxes	671	358

Profit After Tax	$1,263	751

Earnings per Share	$.72	$.45
Earnings per Share fully diluted	$.66	$.42

STATEMENTS OF CASH FLOWS

(000’s)
For the Period January 1 through June 30 (000’s)

	2002	2001

Operating activities
Net Income	1,263	751
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation & leasehold amortization	89	250
Allowance for loan losses (net of charge offs)	119	46
Decrease (increase) in accrued interest receivable	(28)	(121)
Increase (decrease) in accrued interest payable	(102)	164
Increase (decrease) in accounts payable and other liabilities	(1)	31
Decrease (increase) in other assets	1,288	41

Net cash provided by operating activities	2,628	1,162
Investing activities
Proceeds from sales and maturities of investment securities net of purchases	(2,036)	3,795
Loans originated, net of principal collections	(13,568)	(4,596)
Capital expenditures	(2,294)	(607)
Proceeds from sale of other R. E. and assets owned	629	422
Increase (decrease) in overnight funds purchased	3,750	0
Decrease (increase) in federal funds sold	0	0

Net cash provided (used) by investing activities	(13,519)	(986)
Financing activities
Net increase (decrease) in demand deposits	(2,686)	40
Net increase (decrease) time deposits	(10,899)	(5,414)
Increase (decrease) in term borrowings	4,586	0
Increase (decrease) in securities sold under agreements to repurchase	3,939	3,828
Dividends paid	0	0
Proceeds from issuance of common stock	12	36
Retirement of common stock	0	0
Principal payments under capital lease obligation	0	(24)

Net cash (used) provided by financing activities	(5,048)	(1,534)

Net increase in cash and due from banks	(15,939)	(1,358)
Cash and due from banks at beginning of year	20,967	10,393

Cash and due from banks at end of quarter	$5,028	$9,035

Schedule of non-cash investing activities
Loans transferred to other real estate owned	$0	$0

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

Results for the six month period ended June 30, 2002, may not necessarily be indicative of those to be expected for the entire year.

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

     The following discussion and analysis is based on the Holding Company’s financial condition and results of operations for the period from January 1, 2002 through June 30, 2002. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

     Earnings in the first half of 2002 were up $512,000 or 68% compared to earnings in the same period last year as direct result of net interest income rising significantly while the bank and corresponding expenses grew only modestly. Operating expenses increased by $180,000. While employee expenses rose, occupancy and other expenses fell. The major component of the Bank’s decreased occupancy expense was the elimination of the lease on the bank’s main office as a result of the purchase of that property in January of this year. The Bank’s contribution of $189,000 to loan loss reserve was $119,000 higher than last year and due to significantly stronger loan growth.

Net Interest Income. The major component of the Bank’s earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On June 30, 2002, the Bank’s loan portfolio had a high ratio of repriceability within one year.

     The Bank had excellent growth in its loan portfolio outstandings when compared to last year. This strongly contributed to in increased net interest income. Falling interest rates and widening margins in the second half of 2001 and early 2002 also contributed to increased net interest margins. Net interest income for six months in 2002 was $4,403,000 compared to $3,389,000 in 2001.

Interest Earning Assets. Real estate related loans at June 30, 2002, accounted for a majority of the bank’s loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In 2000, rates were initially stabile but began to fall in the second half of the year and this drop in rates continued into 2001 and leveled off there. This interest rate decline allowed the Bank to significantly reprice its deposits and widen its margins. As rates have stabilized this year, margins have leveled off in the second quarter. If rates stay at their present level, the Bank may see some narrowing of margins as loans continue to reprice.

     The Bank’s investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 15% of the Bank’s investment portfolio re-prices in one year. The Bank’s Available-for-Sale portfolio has a market value of about $1,010,000 greater than book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 7% of total assets on June 30, 2002, and primarily consisted of cash and due from banks, equipment and branches, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank’s lending and investment activities is deposits. At June 30, 2002 the Bank’s total deposits were $162.3 million plus $16.9 million in repurchase agreements. The Bank’s deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank’s market area. The Bank has 16% of its deposits in NOW Accounts and 69% of its deposits in Savings, MMA’s and CD deposits. Despite a high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank’s liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.

Non-interest Income. The Bank’s non-interest income for the six month period ended June 30, 2002 and was $842,000 including $419,000 from its Trust Department and Investment Sales areas. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank had no security gains in 2002. The other significant items of non-interest income represented service charges on deposit accounts and merchant credit card account income.

Non-interest Expense. The Bank’s non-interest expense for the six month period ended June 30, 2002 was $3,311,000 including $2,010,000 of salaries and employee benefits. The Bank’s occupancy and equipment expenses for the period ended June 30, 2002 were $557,000. Non-interest expense was up from $3,031,000 in 2001. The increase in expense is primarily due to growth in the employee base and increased payments into the Employee Incentive Plan due to the increased profits of the bank.

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

     An allowance for loan loss expense of $189,000 was charged to operating expenses for the six month period ended June 30, 2002. The Bank had net charge offs during this period of $65,000. The Bank has a total of $1,670,000 reserved for future loan losses.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had one real loan on non-accrual at June 30, 2002 totaling $1,350,000. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has no specific reserves established at June 30, 2002.

     The bank also had no other real estate owned at June 30,2002.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank’s stockholders’ equity, subordinated debt, and the allowance for credit losses. At June 30, 2002, the Bank’s primary capital ratio was approximately 9.5%. In 1991, the Comptroller began evaluating banks’ capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a risk based capital ratio in excess of 12.9%.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $4,517,000 at June 30, 2002 representing 12% of the investment securities portfolio.

     The Bank moderates its liquidity needs by maintaining short term borrowing lines with several regional banks. At June 30, 2002, the Bank had lines of credit established with other banking institutions totaling $25,400,000.

     Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

     Maturities of time certificates of deposit of $100,000 or more, outstanding at June 30, 2002, are summarized as follows:

(thousands of dollars)
3 months or less	$6,097
Over 3 through 12 months	10,260
Over 12 through 36 months	3,062
Over 36 months	557

Total	$19,967

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

     The following table shows the interest sensitivity gaps for four different time intervals as of June 30, 200. For the first year, interest-sensitive assets exceed liabilities by $3,496,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

As of June 30
(thousands of dollars)

	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years

Interest-sensitive assets	$37,035	$19,027	$70,147	$74,080
Interest-sensitive liabilities	60,815	31,792	72,846	3,241

Interest sensitivity gap	(23,780)	(12,765)	(2,699)	70,839
Cumulative gap	$(23,780)	$(36,545)	$(39,244)	$31,595

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

Items 3: Defaults under Senior Securities — None

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

/s/ Glen W. Fausset 08/08/2001

Glen W. Fausset President and Director