Form 10-Q
period 2002-09-30
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2002-11-14
CIK 1067077

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

Yes    X               No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share (class)	1,844,165 shares Outstanding as of November 7, 2002

FIRST NATIONAL BANK OF MANATEE
Index to Form 10-Q
For the period ended September 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST NATIONAL BANCSHARES, INC.
Consolidated Balance Sheet

Assets (000’s)

	September 30	December 31

	2002	2001[1]

	(Unaudited)
CASH & DUE FROM BANKS
Non-Interest Bearing	5,641	8,094
Interest Bearing	5,240	12,873
BONDS & SECURITIES	39,232	37,903
Total Fixed Rate Loans	22,956	21,895
Total Construction Loans	1,307	5,053
Total Prime Loans	27,492	23,793
ARM Residential	36,164	33,933
ARM Multi-Family	5,356	3,283
ARM Commercial	62,819	56,954
Total ARM Mortgages	104,339	94,535
Total Tax Exempt Loans	471	622
Non-Accrual Loans	1,626	0
Total Loans (Gross)	158,191	145,899
Overdrafts	61	46
Reserve for Bad Debts	–1,668	–1,551
FASB 91 Fees	–219	–91
TOTAL LOANS (NET)	156,365	144,302
Fixed Assets	8,064	5,872
OREO & Repos	24	593
Other Assets	1,569	2,833
TOTAL FIXED & OTHER ASSETS	9,657	9,298
**TOTAL ASSETS	216,135	212,471

(1)  Condensed from audited financial statements

Liabilities and Stockholders’ Equity (000’s)

	September 30	December 31

	2002	2001[1]

	(unaudited)
Total Demand Deposits	49,007	53,042
Savings	15,570	13,689
MMA	36,155	46,448
Certificates of Deposit	68,379	62,670
Total Time Deposits	120,104	122,807
TOTAL DEPOSITS	169,111	175,849
Repurchase Agreements	21,295	12,966
Other Borrowings	5,000	5,414
Accruals	1,211	1,195
Suspense and Other Liabilities	96	0
**TOTAL LIABILITIES	196,713	195,424
Common Stock – Par Value $.10 (authorized 2,500,000; issued and outstanding 1,839,315 and 1,748,799 at September 30, 2002 and December 31,2001 respectively	184	175
Additional Paid in Capital	16,611	14,666
Unrealized Gains & Losses	733	266
Current Year Earnings	1,894	1,940
**TOTAL SHAREHOLDER EQUITY	19,422	17,047
**TOTAL LIABILITIES & EQUITY	216,135	212,471

(1)  Condensed from audited financial statements

FIRST NATIONAL BANCSHARES, INC

Statement of Income

For the Period January 1 through September 30 (000’s)

	9 months	9 months	3 months	3 months
	2002	2001	2002	2001

Interest Income:
Loan Interest (excluding fees)	8,112	8,687	2,720	2,868
Loan Fees	114	118	33	45
Investment Securities
Taxable	1,242	1,307	408	413
Exempt from Federal Tax	276	282	91	94
Interest Bearing Bank Deposits	63	316	27	86
Federal Funds Sold	0	0	0	0
Total Interest Income	9,807	10,710	3,279	3,505
Interest Expense	2,904	5,360	967	1,614
Net Interest Income	6,903	5,350	2,311	1,891
Provision for Credit Losses	235	109	46	39
Net Interest Income
After Provision for Credit Losses	6,668	5,241	2,265	1,852
Other Operating Income
Service Charges on deposit accounts	369	360	130	124
Investment Security Gains	–1	2	–1	2
Trust Fees	432	413	140	145
Investment Sales Fees	181	155	54	33
Other Income	267	185	81	60
Total Other Income	1,248	1,115	404	364
Other Operating Expenses
Salaries & Employee Benefits	3,022	2,582	1,012	888
Occupancy & Equipment Expense	844	946	287	329
Other Expenses	1,135	1,081	390	361
Total Other Operating Expenses	5,001	4,610	1,689	1,580
Profit Before Tax	2,915	1,746	981	636
Estimated Income Taxes	1,021	571	350	213
Profit After Tax	$1,894	$1,175	$631	$423

FIRST NATIONAL BANCSHARES, INC

EARNINGS PER SHARE

For the Period January 1 through September 30

	9 months	9 months	3 months	3 months
	2002	2001	2002	2002

Profit After Tax	$1,894,000	$1,175,000	$631,000	$423,000
Average Shares Outstanding[1]	1,838,501	1,831,501	1,839,315	1,832,199
Earnings per Share — Basic	$1.03	$.64	$.34	$.23
Average Shares Outstanding Fully Diluted[1]	1,994,569	1,970,957	1,994,459	1,972,745
Earnings per Share Fully Diluted	$.95	$.60	$.32	$.21

1.     Adjusted for stock dividends paid on September 30, 2001 and 2002.

FIRST NATIONAL BANCSHARES, INC

COMPREHENSIVE INCOME

For the Period January 1 through September 30 (000’s)

COMPREHENSIVE INCOME: Under FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At September 30, 2002 and 2001, comprehensive income was as follows:

	9 months	9 months	3 months	3 months
	2002	2001	2002	2002

Profit After Tax	$1,894	$1,175	$631	$423
Unrealized Securities Gains Net of Taxes	$467	$803	$103	$468

Comprehensive Income	$2,361	$1,978	$734	$891

STATEMENTS OF CASH FLOWS
(000’s)
For the Period January 1 through September 30 (000’s)

	2002	2001

Operating activities
Net Income	1,894	1,175
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation & leasehold amortization	267	388
Allowance for loan losses net of charge offs	117	68
Decrease (increase) in accrued interest receivable	98	108
Increase (decrease) in accrued interest payable and other liabilities	(302)	94
Decrease (increase) in other assets	1,761	(153)

Net cash provided by operating activities	3,835	1,680
Investing activities
Purchase of securities	(1,329)	517
Loans originated, net of principal collections	(12,308)	(3,911)
Capital expenditures	(2,458)	(614)
Proceeds from sale of other real estate owned	569	438
Increase (decrease) in overnight funds purchased	0	0
Decrease (increase) in overnight funds sold	0	(1,703)

Net cash provided (used) by investing activities	(15,526)	(5,273)
Financing activities
Net increase (decrease) in demand deposits, NOW accounts, money market and savings accounts	(4,035)	5,453
Net increase (decrease) — certificates of deposit	(2,703)	(3,843)
Increase (decrease) in securities sold under agreements to repurchase	8,329	2,284
Dividends paid	(5)	(8)
Proceeds from issuance of common stock	19	38
Retirement of common stock	0	0
Principal payments under capital lease obligation	0	(36)

Net cash (used) provided by financing activities	1,605	3,888

Net increase in cash and due from banks	(10,086)	295
Cash and due from banks at beginning of year	20,967	4,496

Cash and due from banks at end of quarter	$10,881	$4,791

Schedule of non-cash investing activities
Loans transferred to other real estate owned	$0	$95

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

     Results for the nine month period ended September 30, 2002, may not necessarily be indicative of those to be expected for the entire year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

     The 1ST National Bank & Trust (formerly First National Bank of Manatee) (the Bank) commenced operations on July 18, 1986. The Bank’s activities since inception have consisted of accepting deposits, originating a variety of loans. The Bank’s first branch was opened on Anna Maria Island (5 miles west of the main office) in October, 1994. The second branch was opened in May of 1996 on State Road 64 (5 miles east of the main office). In January of 1997 year, the bank opened its third branch on State Road 70 (8 miles southeast of the main office). In December of 1997, the bank acquired a site at University Blvd. and Lakewood Ranch Blvd. for a future branch. That site was sold in 2001. The Bank opened its fourth branch in November of 2000 at the corner of US 301 and Old Tampa Road in Ellenton (Manatee County). The bank also opened a Trust Department in March of 1995. The Bank, as a local independent bank, follows a philosophy of developing its equity and deposit base and focusing its lending activities within its community. The Bank’s underlying lending policy has been and is anticipated to continue being directed toward better-than-normal credit risks.

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

     The following discussion and analysis is based on the Holding Company’s financial condition and results of operations for the period from January 1, 2002 through September 30, 2002. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

     Earnings in the first three quarters of 2002 were up $719,000 or $.39 per share when compared to earnings in the same period last year This is a 61% increase in year to date earnings. Third quarter earnings were up $208,000 over last year or $.11 per share. This is a 49% increase in third quarter earnings. The increased earnings are a direct result of net interest income increasing year to year. Year to date net interest income increased by 29% ($$1,553,000) while the third quarter’s increase was 22% or $520,000. This increased net interest income was offset by a $391,000 (8%) year to date in other operating expenses and a $110,000 (7%) increase in the third quarter. The increase in overhead was softened by an year to date increase in other operating income of $132,000 (12%) and a third quarter increase of $39,000 or 11%. The Bank’s year to date contribution of $235,000 to loan loss reserve was $$126,000 greater than last year and was the result of increased loan growth and increased charge offs in the bank’s indirect automobile lending. The bank ceased making indirect auto loans in June of 2001. The increase in operating expenses from last year was due entirely to increased employee expense. This resulted from the expansion of the Trust Department, the opening of mortgage secondary market activities, and increased contribution to the employee incentive program that is tied to the earnings of the bank.

     Net Interest Income. The major component of the Bank’s earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On September 30, 2002, the Bank’s assets had a repriceability over a three year period that closely matched its liability repriceability..

     The Bank had good growth in its loan portfolio and this combined with increasing interest margins has significantly increased net interest income. Net interest income for nine months in 2002 was $6,903,000 compared to $5,350,000 in 2001. For the third quarter, net interest income was $2,311,000 compared to $1,891,000 last year.

     Interest Earning Assets. Real estate related loans at September 30, 2002, accounted for a majority of the bank’s loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In the first half of 2000, rates were stabile allowing the portfolio to keep pace with market rates. In the second half of 2000, rates began to fall dramatically and accelerated later in the year and continued into 2001. This had a temporary negative impact on in the bank’s net interest income until rates stabilized and the bank’s balance sheet repriced to the new market rates. The bank’s interest margin was much improved in the last three quarters of 2001 and has continued to improve over the first three quarters of this year.

     The Bank’s investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 24% of the Bank’s investment portfolio re-prices in one year. Due to falling interest rates, the Bank’s Available-for-Sale portfolio has a market value of about $733,000 above book value.

     Non-interest Earning Assets. Non-interest earning assets accounted for 7% of total assets on September 30, 2002, and primarily consisted of cash and due from banks, equipment and branches, deferred taxes, and accrued interest receivable.

     Funding Sources. The primary source of funds for the Bank’s lending and investment activities is deposits. At September 30, 2002 the Bank’s total deposits were $169 million plus $21 million in repurchase agreements. The Bank’s deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank’s market area. The Bank has 16% of its deposits in NOW Accounts and 71% of its deposits in Savings, MMA’s and CD deposits. Despite the high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank’s liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. Over the last several years, the bank has been able to grow without growing its deposits from certificates. The Bank is not in the practice of paying above market rates on deposits.

     Non-interest Income. The Bank’s non-interest income for the nine month period ended September 30, 2002 was $1,247 including $613,000 from its Financial Services and Trust Department. These are up 12% and 8% over last year. In the third quarter total other income was up $39,000 or 11% and Trust and Financial Services income was us $16,000 or 9%. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank has had $1,000 in security losses in 2002. The other significant items of non-interest income represented service charges on deposit accounts, and merchant credit card account income.

     Non-interest Expense. The Bank’s non-interest expense for the nine month period ended September 30, 2002 was $5,001,000 including $3,023,000 of salaries and employee benefits. This are up 8% and 17% from last year. In the third quarter, the bank’s other operating expenses were $1,690,000 and staff expenses were $1,013,000, up 7% and 14% from the prior year. The Bank’s occupancy and equipment expenses for the nine month period ended September 30, 2002 were $844,000, down 11% from 2001 and the third period expense was $287,000, down 13% from the prior year. This reduction in expense is directly attributable to the bank’s purchase of its main office building at Manatee Avenue West and 59th Street and the corresponding elimination of the lease.

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

     An allowance for loan loss expense of $235,000 was charged to operating expenses for the nine month period ended September 30, 2002 including $46,000 that was charged in the third quarter of the year. The Bank had net charge offs during these respective periods of $115,000 and $3,000. The balance of the loan loss reserve expense was to cover the growth in the loan portfolio. At September 30, 2002 the Bank has a total of $1,668,000 reserved for future loan losses. This is up from $1,551,000 at September 30, 2001.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had two non-accrual real estate loans at September 30, 2002 totaling $1,626,000. In October, one of the loans in the amount of $1,350,000 was brought current. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has set up no specific reserves on either of these loans.

     The bank also had no other real estate owned at September 30, 2002.

     Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank’s stockholders’ equity, subordinated debt, and the allowance for credit losses. At September 30, 2002, the Bank’s primary capital ratio was approximately 8.6%. In 1991, the Comptroller began evaluating banks’ capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a risk based capital ratio in excess of 13%.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $8,781,000 at September 30, 2002 representing 24% of the investment securities portfolio.

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

     Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at September 30, 2002, are summarized as follows:

Time Deposits

(thousands of dollars)
3 months or less	$4,390
Over 3 through 12 months	10,174
Over 12 months	7,856

Total	$22,420

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

     The following table shows the interest sensitivity gaps for four different time intervals as of June 30, 2002. For the first year, interest-sensitive assets exceed liabilities by $13,479,000. For the next two years, liabilities reprice more rapidly than assets lowering the bank’s asset sensitive position to an essentially balanced position for the three year period. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

		As of June 30
		(thousands of dollars)

	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years

Interest-sensitive assets	$59,611	$50,308	$57,885	$31,070
Interest-sensitive liabilities	38,993	57,447	68,992	3,241

Interest sensitivity gap	20,618	(7,139)	(11,107)	27,829
Cumulative gap	$20,618	$13,479	$2,372	$30,201

     The primary interest sensitive assets and liabilities in the one-year maturity range are loans and time deposits. Trying to minimize this gap while maintaining earnings is a continual challenge in a changing interest rate environment and one of the objectives of the Bank’s asset/liability management strategy.

Disclosure of Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman and Chief Executive Officer and President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     There were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.

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

Exhibits

a)	Plan of acquisition, reorganization, arrangement, liquidation, or succession. — None

b)	Articles of incorporation and by-laws.

	1)	A copy of the Amended and Restated Articles of Incorporation of the Registrant is included as Exhibit 3.A to the Registration Statement.

	2)	A copy of the Bylaws of the Registrant is included as Exhibit 3.B to this Registration Statement.

c)	Instruments defining the rights of securities holders, including indentures.

None

d)	Published report regarding matters submitted to vote of security holders.

None

99.1	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.
(Registrant)

Date: November 14, 2002	By -s- Glen W. Fausset President and Chief Financial Officer

CERTIFICATIONS*

I, Francis I. duPont, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First National Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	-s- Francis I. duPont, III Title: Principal Executive Officer

CERTIFICATIONS*

I, Glen W. Fausset, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First National Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	-s- Glen W. Fausset Title: Chief Financial Officer