Form 10-K
period 2002-12-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2003-03-28
CIK 1067077

Filed with Securities and Exchange Commission on March 28, 2003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2002

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

Common Stock, $.10 par value

(Title of Class)

The number of shares of Common Stock in the Company outstanding on February 28, 2003 was 1,892,993.

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [X]       NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES   [  ]       NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the company at June 30, 2002, was $30,039,712.

DOCUMENTS INCORPORATED BY REFERENCE	Part of Form 10-K into
in this Form 10-K	which incorporated

Portions of the Company’s definitive Proxy Statement
for its Annual Meeting of Shareholders to be held May 15, 2003	Part III

PART I

ITEM 1. BUSINESS

A.	General Development of Business

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

     The Bank’s principal office is located at 5817 Manatee Avenue West, Bradenton, Florida 34209, and its telephone number is (941) 794-6969.

B.	Financial Information About Segments

     See the Company’s audited, consolidated financial statements, attached hereto, for information for each of the last three fiscal years regarding revenues from external customers, the measure of profit and loss and total assets.

C.	Narrative Description of Business

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

     In December 1994, the Bank received permission from the Office of the Comptroller of the Currency to open a Trust Department. The Bank hired an experienced trust officer and after a period of organization began operations and opened the department for solicitation of trust business in March of 1995. At year-end 2002, the trust department had over $74,162,000 in assets under management. The department showed a profit in 1996, its first full year of operation, and has been profitable in each subsequent year.

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

     In April of 2003, the bank intends to open a Loan Production Office in downtown Sarasota in an effort to increase loan volume.

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

     (4)  Competition

     The banking business in Florida in general, and in Manatee County in particular, is highly competitive. The Bank competes with other commercial banks in Manatee County and the surrounding area for all services customarily provided by commercial banks. In addition, the Bank faces significant competition from non-bank institutions, including savings and loan associations, finance companies, insurance companies, mortgage companies, mutual funds, credit unions, and other types of financial institutions. According to the most recent market data, there are approximately 21 deposit taking/lending institutions operating in Manatee County. The Bank currently ranks 7th in the market with 4.7% market share. Bank of America, NA ranks first, with a market share of 30.2%. No other deposit taking/lending institution in Manatee County possesses a market share over 9%. Competition for deposits may have the effect of increasing rates of interest the Bank will pay on deposits, which would increase the Bank’s cost of money and possibly reduce its net earnings. Competition for loans may have the effect of lowering the rate of interest the Bank will receive on its loans, which would lower the Bank’s return on invested assets and possibly reduce its net earnings.

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

     (5)  Loan Commitments

     At December 31, 2002 and 2001, the Bank had commitments to originate and disperse on loans of approximately $19,758,000 and $17,417,000 respectively. Substantially all of both years’ figures include commitments to originate construction real estate loans and pre-approved commercial lines of credit. The Bank expects that all of the commitments at December 31, 2002 will be exercised within the current year. In addition, at December 31, 2002 and 2001, the Bank had in place letters of credit of approximately $1,337,000 and $301,000, respectively. The Bank does not expect that any of the standby letters of credit in place at December 31, 2002 will be exercised within the current year. The Bank had no commitments to purchase loans at December 31, 2002 and 2001.

     (6)  Financial History

     The Bank first opened to the public on July 18, 1986. As of December 31, 2002, the Company had total assets of $222,161,000 compared with total assets of $212,470,000 at December 31, 2001 and $197,043,000 of total assets at December 31, 2000. At year-end 2002, the Company had total deposits $180,511,000, compared with Bank deposits of $175,848,000 at year end 2001 and $170,271,000 of total deposits at year end 2000. In addition, the Company had loans of $158,530,000 at the end of 2002, compared with $145,944,000 of loans in the Bank at the end of 2001 and $137,365,000 of loans at the end of 2000. For more detailed financial information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto appearing elsewhere in this Annual Report.

     (7)  Employees

     At December 31, 2002, the Company had no direct employees. The Bank employed 75 employees, of which nine were executive officers, and eight were part-time employees. The Company’s employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be excellent. The Company provides employee benefits customary in the banking industry, which include major medical insurance, group term life insurance, a defined benefit pension plan, a 401-K plan, and vacation and sick leave.

ITEM 2. PROPERTIES

     First National Bancshares, Inc.’s corporate office is located in the main office of the Bank at 5817 Manatee Avenue West. This facility is a two story building of approximately 6,000 square feet, which is adjacent to the Palma Sola Shopping Center. The Bank moved into the building on August 17, 1987.

     The Bank was party to a lease agreement (the “Lease”) with an unrelated Florida general partnership (the “Lessor”), for the lease of the Building and land on which the Building is situated. In January of 2002, the bank purchased the branch property and as a result, lowered its costs by $60,000 annually, including cost of funds expense. In addition, the bank leased the adjacent parking for $25,600 per year with an option to purchase. This provided immediate relief to the Bank’s parking problems and allows room for the future expansion of the existing branch building.

     In addition to its main office, the Bank has branch offices in the following locations: 4770 State Road 64 East; 9000 State Road 70 East; 8425 US 301 North, Parrish; 5324 Gulf Drive, Holmes Beach. The Bank has owned all its other branch locations since their respective openings. The Bank believes that over time, this will reduce the bank’s operating expenses by eliminating the financing costs of the of the landlord and the CPI increases that are incorporated into long term leases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted for approval by the Bank’s shareholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     As a result of the merger of the Bank into the First National Bancshares, Inc. on January 1, 1999 the then shareholders of the Bank now own 2 shares of Company stock for each share of Bank stock previously held. Upon the merger, all Bank Common Stock was held by the Company and all previous shareholders of the Bank became shareholders in the Company. Effective October 1, 2002, the Company stock began trading on the NASDAQ small Cap Market. The following table shows the high and low prices for each quarter of 2001 and 2002 after adjusting for the 5% stock dividends in each year.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year

	Low	High	Low	High	Low	High	Low	High	Low	High

2001	12.70	14.29	13.15	14.29	13.00	17.00	12.15	15.00	12.70	17.00
2002	13.33	15.33	15.238	18.095	16.25	19.50	18.29	21.00	13.33	21.00

     As of February 28, 2003, there were 761 holders of record of the Common Stock of the Company.

     The Bank paid its first and only cash dividend of $.15 per share in 1991. In 1994 through 1998, the Bank paid annual stock dividends equal to 5% of the shares outstanding each time. On January 1, 1999, the Bank’s stock was exchanged two for one for Company stock. The Company also paid 5% stock dividends in 1999 thru 2002. Future Bank dividends, if any, will be paid to the Company. Future dividend payments to the holders of Common Stock of the Company will be at the discretion of the Board of Directors of the Company and will depend upon factors such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions. The Bank’s capital requirements to open branches or acquire other institutions may also impact the Bank’s ability to make dividend distributions to the Company thus affecting the Company’s ability to pay dividends. Additionally, under certain circumstances, approval of the Comptroller may be required prior to the payment of any dividends by the Bank, which would in turn affect the Company’s ability to pay dividends to its shareholders. Future payment of dividends by the Bank to the Company and the Company to its shareholders cannot be guaranteed. A description of certain restrictions imposed upon the Banking Industry by the Comptroller with respect to the declaration and payment dividends to the Company is included in note to the audited financial statements attached hereto.

Equity Compensation Plan Information

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	164,210	$11.87	191,450
Equity compensation plans not approved by security holders	0	0	0
Total	164,210	$11.87	191,450

Item 6. SELECTED FINANCIAL DATA

SELECTED INCOME DATA
Years Ended December 31,
(000’s except per share & dividend data)

	2002	2001	2000	1999	1998**

Interest income	$13,026	$14,164	$13,812	$11,743	$10,737
Interest expense	3,795	6,699	7,334	5,687	5,659
Net interest income	9,231	7,465	6,477	6,056	5,078
Provision for loan losses	321	250	152	227	154
Net interest income after provision for loan losses	8,910	7,215	6,325	5,829	4,924
Other non-interest income	1,645	1,847	1,342	1,293	976
Other non-interest expenses	6,672	6,209	5,522	5,084	4,572
Income before income taxes	3,883	2,852	2,146	2,036	1,328
Provision for income taxes	1,349	975	666	635	459
Net income (loss)	2,534	1,877	1,480	1,402	869
Earnings per share *	1.38	1.02	.81	.77	.49
Cash dividends declared	N/A	N/A	N/A	N/A	N/A
Stock dividends declared	5%	5%	5%	5%	5%

SELECTED BALANCE SHEET DATA
YEAR ENDED DECEMBER 31
(000’s except per share & outstanding share data)

	2002	2001	2000	1999	1998

Total assets	$222,161	$212,471	$197,043	$175,802	$158,218
Average total assets	214,652	203,218	185,789	167,575	149,129
Net investment securities	41,781	37,903	41,061	40,849	41,397
Net loans	156,590	144,302	135,932	120,708	99,279
Total deposits	180,512	175,849	170,271	152,184	136,887
Repurchase agreements & other borrowed money	20,311	17,966	9,918	9,032	7,083
Capital lease obligation	-0-	414	462	505	543
Total stockholders’ equity	19,996	17,047	14,635	12,575	12,011
Book value per share *	10.83	9.29	8.01	6.89	6.61
Average total equity	18,571	16,022	14,293	12,180	11,540
Average common shares Outstanding *	1,839,900	1,831,686	1,826,751	1,826,852	1,811,899

* Retroactively adjusted for 5% stock dividends paid in 1998 thru 2002 and a two for one stock split in 1999.

** Restated to reflect the consolidation of the Bank and the Company subsequent to the 1998 year-end.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential:

DECEMBER 31

	2002			2001			2000

	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE

ASSETS
Interest-earning assets:
Loans*	$154,238	$10,987	7.12%	$140,931	$11,681	8.23%	$132,614	$11,421	8.61%
Taxable investment securities	$31,102	$1,550	4.98%	$30,505	$1,731	5.69%	$31,922	$1,851	5.80%
Tax-exempt investment securities	$8,627	$387	4.49%	$8,864	$376	4.24%	$8,732	$369	4.23%
Federal funds sold & interest bearing bank balances	$6,612	$102	1.54%	$9,899	$376	3.80%	$2,819	$171	6.07%

Total interest-earning assets	$200,579	$13,026	6.49%	$190,199	$14,164	7.41%	$176,087	$13,812	7.84%
Non-interest-earning assets:
Cash and due from banks	$5,813			$4,973			$4,389
Premises and equipment (net)	$8,101			$6,214			$4,842
Other assets	$1,989			$3,007			$3,257
Less allowance for loan losses, deferred fees & securities market valuation	$(1,830)			$(1,175)			$(2,786)

TOTAL	$214,652			$203,218			$185,789

DECEMBER 31

	2002			2001			2000

	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$29,505	$135	0.46%	$23,300	$261	1.12%	$19,764	$238	1.20%
Savings deposits	$15,570	$181	1.16%	$12,516	$285	2.28%	$14,654	$499	3.41%
Time deposits	$102,909	$29166	2.83%	$113,551	$5,510	4.85%	$104,336	$5,927	5.68%
Federal funds purchased & other borrowed money	$6,340	$310	4.89%	$5,000	$302	6.04%	$5,464	$332	6.08%
Repurchase agreements	$17,131	$252	1.47%	$8,342	$288	3.45%	$4,629	$280	6.05%
Other	$6	$1	16.67%	$436	$53	12.13%	$482	$58	12.03%

Total interest-bearing Liabilities	$171,461	$3,795	2.21%	$163,145	$6,699	4.11%	$149,329	$7,334	4.91%
Non-interest-bearing liabilities:
Demand deposits	$22,994			$22,258			$21,294
Other	$1,446			$1,928			$1,884

Total Liabilities	$195,901			$187,331			$172,507
Shareholders’ equity	$18,751			$15,887			$13,282

Total	$214,652			$203,218			$185,789
Net interest on earnings		$9,231			$7,465			$6,478
Net yield on interest earning assets			4.28%			3.92%			3.68%

*    For the purpose of these computations, non-accruing loans are included in the daily average loan amounts outstanding

The following table sets forth a summary of the changes in interest and fees earned and interest paid resulting from changes in volume and changes in rates.

	2002 Compared to 2001			2001 Compared to 2000

	Increase (Decrease) Due to *			Increase (Decrease) Due to *

	Volume	Rate	Net	Volume	Rate	Net

	(THOUSANDS OF DOLLARS)
Interest earned on:
Loans (domestic)	$1,095	($1,789)	($694)	$716	($456)	$260
Taxable investment securities	34	(215)	(181)	(82)	(38)	(120)
Tax-exempt investment securities	(10)	21	11	6	1	7
Federal funds sold & interest bearing balances	(125)	(149)	(274)	429	(224)	205

Total interest earning assets	$994	$(2132)	$(1,138)	$1,069	($717)	$352
Interest paid on:
Demand deposits	$69	($195)	($126)	$43	($20)	$23
Savings deposits	70	(174)	(104)	(73)	(141)	(214)
Time deposits	(516)	(2,078)	(2,594)	523	(940)	(417)
Federal funds purchased	81	(73)	8	(28)	(2)	(30)
Repurchase Agreements	303	(339)	(36)	225	(217)	8
Other	52	-0-	(52)	(6)	1	(5)

Total interest bearing liabilities	$211	($3,116)	($2,904)	$684	($1,319)	($635)

*    The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each

Investment Portfolio

The following table sets forth the carrying amount (book value) of investment securities at the dates indicated:

	December 31
	2002	2001	2000

	(thousands of dollars)
U.S. Treasury and other U.S Government agencies	$31,437	$27,843	$31,108
States and political subdivisions	$9,285	$9,136	$9,074
Other	$1,059	$923	$879

TOTAL	$41,781	$37,902	$41,061

The following table sets forth the maturities of investment securities at par value on December 31, 2002 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the projected life of each security. Tax equivalent adjustments have not been made in calculating yields on obligations of state and political subdivisions. Mortgage backed securities are categorized by average life. Callable bonds are categorized by their projected call date under current market conditions.

Maturing
(thousands of dollars)

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury & Government Agencies
Fixed rate	$5,500	4.63%	$0	N/A	$00	N/A	$00	N/A	$5,500	4.63%
Floating Rate	$00	N/A	$00	N/A	$00	N/A	$00	N/A	$00	N/A
U.S. government agencies, MBS’s and CMO’s
Fixed rate	$6,061	4.25%	$10,499	4.54%	$00	N/A	$00	N/A	$16,560	4.44%
Floating rate	$61	2.67%	$528	3.26%	$00	N/A	$00	N/A	$589	3.20%
States and political subdivisions	$1,605	4.72%	$5,020	4.21%	$2,250	4.30%	$00	N/A	$8,875	4.25%
Other	$00	N/A	$2,000	7.58%	$00	N/A	$00	N/A	$2,000	7.58%

TOTAL	$13,227	4.46%	$18,047	4.75%	$2,250	4.30%	$00	M/A	$33,524	4.60%

Loan Portfolio

The following table shows the maturity of fixed rate loans outstanding as of December 31, 2002. Also provided are the amounts with maturities beyond one year classified according to the sensitivity changes in interest rates. These numbers exclude loans on non-accrual.

Maturing or Repricing Opportunities

	Within	After One But	After
	One Year	Within Five Years	Five Years	Total

Loans with:
1-4 Family 1st Mortgages	$16,811	$32,512	$303	$49,626
All Other Loans	$34,844	$68,352	$4,096	$107,292

Total	$51,655	$100,864	$4,399	$156,918

     Non-accrual, Past Due and Restructured Loans

The following table summarizes the Bank’s non-accrual, past due and restructured loans:

	December 31
	(Thousands of Dollars)
	2002	2001

Non-accrual loans:	$1,611	$0
Accruing loans past due 90 days or more:	$0	$0
Restructured loans:	$0	$0

Total	$1,611	$0
Interest Income not collected that would have been collected under original terms:	$14	$0
Commitments to lend additional funds:	$0	$0

Potential Problem Loans

At December 31, 2002 the Bank had no loans for which payments presently are current but the borrowers are experiencing or have recently experienced financial difficulties

     Foreign Outstandings - None.

     Certain International Developments - None.

Loan Concentrations - Loan concentrations are considered to exist when there are amounts lent to a multiple number of borrowers engaged in similar activities that exceed 10% of total loans and would cause them to be similarly impacted by economic or other conditions. The Bank currently has no concentrations of credit.

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for the years ended December 31, 2002 and 2001.

	Year Ended December 31
	2002	2001

	(thousands of dollars)
Loan Loss Reserve
Balance at January 1	$1,551	$1,373
Charge-offs:
Commercial and other loans	0	0
Real estate	0	10
Installment/consumer	182	73

Total Charge-offs	$182	$83
Recoveries:
Commercial and other loans	$0	$11
Real estate	0	0
Installment/consumer	14	0

Total Recoveries	$14	$11
Net charge-offs (recoveries)	168	72
Additions charged to operations *	321	250

Loan Loss Reserve
Balance at December 31	$1,704	$1,551
Ratio of net charge-offs to average loans outstanding:	0.11%	0.05%

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

Deposits

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31
	2002		2001

	Amount	Rate	Amount	Rate

	(thousands of dollars)
Domestic bank offices:
Non-interest-bearing demand deposits	$22,994	0%	$22,258	0%
Interest-bearing demand Deposits	$29,505	0.46%	$23,300	1.12%
Savings deposits	15,570	1.16%	12,516	2.28%
Time deposits	102,909	2.83%	113,551	4.88%

Total	$170,978	1.89%	$171,625	3.55%

Return on Average Equity and Average Assets

The following table shows operating and capital ratios of the Bank for each of the last three years.

	Year Ended December 31
	2002	2001	2000

Return on average assets	1.18%	.92%	.80%
Return on average equity	13.51%	11.71%	11.15%
Dividend pay out ratio	0.00%	0.00%	0.00%
Average equity to average assets ratio	8.74%	7.88%	7.15%

Short-Term Borrowings

The following table shows the distribution of the Bank’s short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the last three years.

	Over Night Funds
	Purchased &
	Securities Sold Under		Other
	Agreements to	Commercial	Short-Term
	Repurchase*	Paper	Borrowings

	(thousands of dollars)
Balance at December 31:
2002	$15,811	$0	$4,500
2001	$12,966	$0	$5,000
1000	$4,918	$0	$0
Weighted average interest rate at year-end:
2002	1.07%	0.00%	4.19%
2001	1.85%	0.00%	5.93%
2000	5.88%	0.00%	0.00%
Maximum amount outstanding at any month’s end:
2002	$21,295	$0	$13,750
2001	$12,966	$0	$5,000
2000	$6,883	$0	$0
Average amount outstanding during the year:
2002	$17,117	$0	$6,334
2001	$8,342	$0	$5,000
2000	$5,093	$0	$0
Weighted average interest rate during the year:
2002	1.47%	0.00%	4.89%
2001	3.45%	0.00%	5.93%
2000	6.20%	0.00%	0.00%

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

Sources and Uses of Funds Trends

	2002			2001			2000

	Average	Amount	%	Average	Amount	%	Average
	Balance	Change	Change	Balance	Change	Change	Balance

	(thousands of dollars)
Funding uses:
Loans	$154,238	$13,307	9.44%	$140,931	$8,273	6.2%	$132,614
Taxable investment securities	31,102	597	1.96%	30,505	(1,417)	(4.4%)	31,922
Tax-exempt investment securities	8,627	(237)	(2.67%)	8,864	132	1.5%	8,732
Federal funds sold & Interest bearing bank balances	6,612	(3,287)	(33.21%)	9,899	7,080	251.1%	2,819

Total uses	$200,579	$10,380	5.46%	$190,199	$14,112	8.0%	$176,087
Funding sources:
Demand deposits:
Non-interest-bearing	$22,994	$736	3.31%	$22,258	$964	4.5%	$21,294
Interest-bearing	29,505	6,205	26.63%	23,300	3,536	17.9%	19,764
Savings Deposits	15,570	3,045	24.40%	12,516	(2,138)	(14.6%)	14,654
Time deposits	102,909	(10,642)	(9.37%)	113,551	9,215	8.8%	104,336
Federal funds purchased and other borrowings	6,346	910	16.74%	5,436	(28)	(.5%)	5,464
Repurchase agreements	17,131	8,789	105.36%	8,342	3,713	80.2%	4,629
Other	6,124	1,328	27.69%	4,796	(1,150)	(19.3%)	5,946

Total sources	$200,579	$10,380	5.46%	$190,199	$14,112	8.0%	$176,087

     The Bank uses its funds primarily to support its lending activities. Average loans increased by $13,307,000 or 9.44% in 2002 after increasing by $8,273,000 or 6.2% in 2001. The increase was largely the result of continued emphasis on lending by Bank management and continued economic conditions in the local market.

     Average taxable bond investments, another use of funds, increased by $597,000 or 1.96% in 2002 and are used to provide liquidity for the Bank, while tax-exempt bond investments decreased by $237,000 or 2.67% and provide enhanced yield due to their special income tax treatment.

     The Bank’s increase in earning assets from 2001 to 2002 was funded mainly by increased repurchase agreements. The Bank sought to grow its loan portfolio in 2001, and to fund this growth, it sought deposits in the local market place. Although deposit growth was from all types of deposits, the Bank showed the greatest absolute growth in money market accounts.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $13,227,000 at December 31, 2002 representing 39% of the investment securities portfolio, an increase from the 2001 amount of $3,200,000. This is due to the Bank making an effort to shorten its average bond maturity while rates are low. Shortening the maturity of the portfolio will have the effect of not locking in investment rates while rates are low.

     The Bank moderates its liquidity needs by maintaining short term borrowing lines with several regional banks. At year-end, the Bank had lines of credit established with other banking institutions totaling $36,375,000.

     Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

     Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at December 31, 2002, are summarized as follows:

Time Deposits

(thousands of dollars)
3 months or less	$4,651
Over 3 through 12 months	10,040
Over 12 through 36 months	6,581
Over 36 months	984

Total	$22,256

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

     The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 2002. For the first year, interest-sensitive assets exceed liabilities by $26,319,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

	As of December 31
	(thousands of dollars)
	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years

Interest-sensitive assets	$57,902	$55,888	$60,344	$30,335
Interest-sensitive liabilities	41,564	45,907	85,529	3,565

Interest sensitivity gap	16,338	9,981	(25,185)	26,770
Cumulative gap	$16,338	$26,319	$1,134	$27,904

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

     The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. For the Bank, Tier 1 capital consists of common shareholders’ equity. Tier 2 capital consists of allowance for loan and lease losses. All banks must maintain a minimum leverage ratio of Tier 1 capital to total assets of 3%. To be considered adequately capitalized, banks are required to meet a minimum ratio of 8% of qualifying total Tier 1 and Tier 2 capital to risk-adjusted total assets and at least 4% ratio of Tier 1 capital to total assets. The Bank had corresponding ratios of 13.47% and 8.81% at year-end. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

     The table below illustrates the Bank’s regulatory capital ratios at December 31

	2002	2001

	(thousands of dollars)
Tier 1 Capital	$19,395	$16,720
Tier 2 Capital	$1,704	$1,551

Total Qualifying Capital	$21,099	$18,271
Risk Adjusted Total Assets (including off-balance exposures)	$156,636	$146,422
Tier 1 Risk-Based Capital Ratio	12.38%	11.4%
Total Risk-Based Capital Ratio	13.47%	12.5%
Leverage Ratio	8.81%	7.9%

At December 31, 2002, there were commitments for expenditures that would impact the capital of the Bank or the Company.

Relationship Between Significant Financial Ratios

The following table illustrates this relationship where the percent return on equity times the percent of earnings retained equals the internal capital growth percentage:

	2002	2001	2000

Return on average equity	13.51%	11.7%	11.1%
Earnings retained	100%	100%	100%
Internal capital growth	13.51%	11.7%	11.1%

     From a level of 8.0% in 1998, the rate of internal capital growth has increased to 11.1% in 2000, 11.7% in 2001 and 13.51% in 2002. This increasing growth rate is directly related to the increasing profitability of the Bank.

     To maintain adequate capital, the Bank and the Company will continue their efforts to maintain its level of earnings and will give appropriate consideration to capital needs for expansion and growth before determining annual dividend pay out to the Company or to shareholders.

Results of Operations

     The Company’s net income for 2002 was $2,534,000, an increase of 35% over 2001 earnings of $1,877,000 and also up 71% from 2000 earnings of $1,480,000. On a per share basis, net income for the similar periods were $1.38, $1.02 and $.81 after retroactively adjusting for annual 5% stock dividends and the two for one split in 1999.

     Income improved significantly from 2000 to 2002, despite the growth in overhead due to the opening of a branch and an investment sales subsidiary of the Bank and expansion of the Trust Department. However, 2000 income was impacted by falling interest rates and narrowing margins throughout the banking industry, particularly in the fourth quarter. These narrowed margins continued into the first quarter of 2001 but began to recover as the year progressed. Net interest income was up by $1,761,664 for 2002 over 2001. These increased revenues were offset by increased overhead of $463,000 due to increased staffing to support growth.

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

     To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. At December 31, 2002, approximately 59% of the loan portfolio was repriceable or expected to repay within one year.

     Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on equity and return on assets. The Bank’s return on average equity was 13.51% in 2002, up from 11.7% in 2001, and up from 11.1% in 2000. This is the result of the Bank’s earnings growth. The Bank’s return on average assets (ROAA) increased from .80% in 2000 and .92% in 2001 to 1.18% in 2002. In 1995, the Board of Directors adopted a strategy of growth for the Bank knowing that the increased overhead would impact the Bank’s earnings for several years. The strategy anticipated that increased revenues would eventually offset the substantial increase in overhead resulting from branch openings. This in fact happened in 1997 through 1999. With the slower growth in overhead expenses, earnings improved during those years. With the opening of the new branch in 2000, some of the overhead efficiencies were lost, but have been regained in 2001 and 2002.

LOANS

Loan Portfolio

The following table shows the Bank’s loans distribution at the end of each of the last two years.

	December 31,
	2002	2001

	(Thousand of dollars)
Domestic Loans:
Commercial and Other	$10,500	$11,748
Real estate-construction	2,509	5,053
Real estate - Residential	59,303	52,137
Real estate - Other	80,454	71,025
Installment/Consumer	4,153	5,981
Non-accrual	1,611	-0-

Total domestic loans	$158,530	$145,944

     Real estate mortgage loans at year-end 2002 and 2001 comprised the greatest percentage of total loans. Commercial non-real estate and consumer loans were approximately 7% and 3% respectively at the year-end 2002. The growth in loans outstanding at year-end 2002 was the result of an initiative by management to grow the loan portfolio.

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

Composition of Allowance for Loan Losses

This table shows an allocation of the allowance for loan losses as of the last two year-ends:

	December 31, 2002		December 31, 2001

		Percent of		Percent of
		Loans in each		Loans in each
		category to		category to
	Amount	Total Loans	Amount	Total Loans

	(thousands of dollars)
Commercial, Commercial RE, Construction & Agricultural	$241	63%	$388	60%
Real estate-residential	$106	32%	95	36%
Consumer	$12	4%	150	4%
Special allocations	$136	1%	10	0%
Unallocated	$1,209	0%	908	0%

Total	$1,704	100%	$1,551	100%

     The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.

     In 2002 the allowance for loan losses approximates 1.07% of loans, up slightly from 1.06% in 2001. The allowance for loan losses is changed when management determines that the prospects of recovery of the principal or interest of a loan or lease are doubtful. Subsequent recoveries, if any, are credited to the allowance. Real estate mortgage loans are written down to fair value upon the earlier receipt of a deed in lieu of foreclosure, upon completion of foreclosure proceedings, or upon in-substance foreclosure. Commercial and other loan charge-offs are made based on management’s on-going evaluation of non-performing loans. At year-end, the Bank had no “impaired” loans under SFAS 114, which became effective on January 1, 1995.

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

	Distribution of Non-performing Assets
	December 31
	2002	2001

	(thousands of Dollars)
Commercial, Commercial RE, & Construction	$1,611	$0
Residential RE	0	0
Installment/Consumer	0	0

Total non-performing loans	$1,611	$0
Other real estate owned	$0	$593
Other Assets	$16	$61
Debt Security	$0	0

Total non-performing assets	$16	$654
Non-performing loans to year-end loans	1%	0%
Non-performing assets to year-end loans and other real estate owned	0.1%	45%

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

     At year-ends 2002 and 2001, there was $1,611,000 and $0 non-accrual loans respectively, and consequently there was $27,000 additional interest income that would have been recorded had the loans been accruing interest.

     At December 31, 2002, the Bank had $894,000 of real estate secured criticized “watch” loans, which were not included in the 90 day past due or non-accrual categories, where the borrowers are currently experiencing or have recently experienced financial difficulties but are current on their payments. This is down from $1,465,000 at December 31, 2001.

     At December 31, 2002, the Bank had no commitments to lend additional funds with respect to non-performing loans.

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

Income Taxes

     The Company’s effective tax rate was 35% in 2002 which is up from 34% in 2001. The effective rate is lower than the statutory rate primarily due to certain tax-exempt interest income.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item is incorporated herein by reference to the information set forth under the following captions contained in this Form 10-K:

(i)	“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—Liquidity and Interest Rate Sensitivity Management.

(ii)	PART II – Item 6. – “Selected Financial Data” – Investment Portfolio

(iii)	PART II – Item 6. – “Selected Financial Data” – Loan Portfolio

(iv)	PART II – Item 14. — “Financial Statements of First National Bancshares, Inc.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and the related notes thereto required by Subpart I have been included immediately following Item 14 in Part IV of this Annual Report.

     Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	(thousands, except share amounts)
	2002				2001

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest Income	$3,218	$3,278	$3,304	$3,226	$3,399	$3,523	$3,590	$3,652
Interest Expense	890	967	951	986	1,299	1,628	1,782	1,992
Net Interest Income	2,328	2,311	2,353	2,240	2,100	1,895	1,808	1,660
Provision for Loan Losses	86	46	89	100	142	39	65	4
Earnings before Income Taxes	1,084	1,049	1,105	1,020	1,104	637	603	508
Net Earnings	653	655	661	602	702	423	402	350
Basic Earnings per Common Share	0.35	0.36	0.36	0.33	.39	.23	.22	.19
Diluted Earnings per Common Share	0.33	0.33	0.33	0.30	.36	.21	.20	.18
Cash Dividends per Common Share	0	0	0	0	0	0	0	0
Market Price Range[1]
High	18.29	16.25	15.238	13.33	15.00	17.00	14.29	14.29
Low	21.00	19.50	18.095	15.33	12.15	13.00	13.15	12.70

1.     All per share information is presented to reflect all stock dividends and stock splits including the 5% stock dividends declared for shareholders of record August 31, 2001 and 2002.

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

     The information required by Item 10 pertaining to directors of the Company is incorporated herein by reference to the sections entitled “Election of Directors” and “Committees of the Board of Directors and Certain Meetings” in the definitive proxy statement of the Company of the Bank for its 2003 Annual Meeting of Shareholders, pages three through five. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Bank’s fiscal year ended December 31, 2002 at the time it is mailed to the shareholders.

B.	Executive Officers

     With respect to Francis I. duPont, III, the Chairman of the Board and Chief Executive Officer of the Company, and Glen W. Fausset, President of the Company, who are also directors of the Company, the information required by Item 10 pertaining to the Company’s executive officers is incorporated herein by reference to the section entitled “Election of Directors” in the definitive proxy statement of the Company of the Bank for its 2003 Annual Meeting of Shareholders, pages three and four, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Bank’s fiscal year ended December 31, 2002 at the time it is mailed to the shareholders.

     There are no other executive officers of the Company. The executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” and “Compensation Pursuant to Plans” in the definitive proxy statement of the Company of the Bank for its 2003 Annual Meeting of Shareholders, pages seven through nine, which will be filed with the Securities and Exchange Commission 120 days of the end of the Company’s fiscal year ended December 31, 2002 at the time it is mailed to the shareholders.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

     The information required by Item 12 pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections entitled “Election of Directors” and “Stock Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement of the Company of the Bank for its 2003 Annual Meeting of Shareholders, pages two through four, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2002 at the time it is mailed to the shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the definitive proxy statement of the Company of the Bank for its 2003 Annual Meeting of Shareholders, pages six and seven, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2002 at the time it is mailed to the shareholders.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
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

               (3) The exhibits required to be filed herewith are listed on the “Exhibits Index” on the following page

     (b)  Reports on form 8-K

     There were no reports on Form 8-K filed by the Company during the last quarter of the fiscal year ended December 31, 2001.

EXHIBIT INDEX

Exhibit Number	Description of Document

2[1]	Consolidation Agreement dated as of September 17, 1998, by and between First National Bank of Manatee and Manatee Interim Bank, National Association, joined in by First National Bancshares, Inc.

3.1[2]	Amended and Restated Articles of Incorporation of First National Bancshares, Inc.

3.2[2]	Bylaws of First National Bancshares, Inc.

10[3]	Company’s Incentive Stock Option Plan

11[4]	Statement regarding computation of per share earnings.

23	Consent of Christopher, Smith, Leonard, Bristow, Stanell, and Wells, P. A.

99.1	Certification Pursuant to 18 U.S.C. § 1350

99.2	Certification Pursuant to 18 U.S.C. § 1350

1.	Incorporated by reference as Appendix I included in the Company’s S-4 Registration Statement, as filed with the Securities and Exchange Commission on July 31, 1998 (Registration No. 333-60283).

2.	Incorporated by reference to the exhibits included in the Company’s S-4 Registration Statement, as filed with the Securities and Exchange Commission on July 31, 1998 (Registration No. 333-60283).

3.	Incorporated by reference to the summary of principal terms included in the Company’s Proxy Statement for the 2000 Meeting of Shareholders, as filed with the Securities and Exchange Commission on March 10, 2000.

4.	Incorporated by reference to the Income Statement on page F-3 of the Consolidated Financial Statements of First National Bancshares, Inc., as contained in this Annual Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARE, INC.

March 27, 2003	By:	/s/ Glen W. Fausset
(Date)	Glen W. Fausset, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francis I. duPont, III Francis I. duPont, III	Chairman of the Board and Chief Executive Officer	March 27, 2003

/s/ Glen W. Fausset Glen W. Fausset	President, Chief Financial Officer and Director	March 27, 2003

/s/ Robert C. Matejcek Robert C. Matejcek	Treasurer	March 27, 2003

/s/ Beverly Beall Beverly Beall	Director	March 27, 2003

/s/ Robert G. Blalock Robert G. Blalock	Director	March 27, 2003

/s/ Allen J. Butler Allen J. Butler	Director	March 27, 2003

/s/ Rosemary R. Carlson Rosemary R. Carlson	Director	March 27, 2003

/s/ Sarah Pappas, Ph. D. Sara Pappas, Ph. D	Director	March 27, 2003

/s/ Wm. J. Thompson, D.D.S	Director	March 27, 2003

/s/ Raymond A. Weigel, III Raymond A. Weigel, III	Director	March 27, 2003

/s/ Irv Zamikoff, D.D.S. Irv Zamikoff, D.D.S.	Director	March 27, 2003

/s/ Dan C. Zoller Dan C. Zoller	Director	March 27, 2003

CERTIFICATIONS*

I, Francis I. duPont, III, certify that:

1.	I have reviewed this annual report on Form 10-K of First National Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2002	/s/ Francis I. duPont, III Title: Chief Executive Officer

CERTIFICATIONS*

I, Glen W. Fausset, certify that:

1.	I have reviewed this annual report on Form 10-K of First National Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2002	/s/ Glen W. Fausset Title: Chief Financial Officer

FIRST NATIONAL BANCSHARES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING WHOLLY OWNED SUBSIDIARY

1ST NATIONAL BANK AND TRUST)

FIRST NATIONAL BANCSHARES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE

INDEPENDENT AUDITORS’ REPORT	1
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS	2
CONSOLIDATED STATEMENTS OF INCOME	3
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	4
CONSOLIDATED STATEMENTS OF CASH FLOWS	5
NOTES TO FINANCIAL STATEMENTS	6-19

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
First National Bancshares, Inc.
Bradenton, Florida

We have audited the accompanying consolidated balance sheets of First National Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2002, 2001, and 2000. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and cash flows for the years ended December 31, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.

CHRISTOPHER, SMITH, LEONARD,
BRISTOW, STANELL & WELLS, P.A

January 17, 2003

FIRST NATIONAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

ASSETS

	2002	2001

Cash and due from banks	$7,995,306	$8,094,062
Interest bearing deposits	5,453,621	12,873,175

Cash and cash equivalents	13,448,927	20,967,237

Investment securities:
Available-for-sale	41,780,691	37,902,596
(Market value of $41,780,691 and $37,902,596, respectively)
Loans	158,529,706	145,944,330
Less allowance for loan losses	(1,704,433)	(1,550,827)
Less deferred loan fees	(235,029)	(91,054)

	156,590,244	144,302,449

Bank premises and equipment, net	8,038,788	5,872,472
Accrued interest receivable	974,941	1,010,101
Deferred income taxes	-0-	90,950
Other real estate owned	-0-	593,154
Other assets	1,327,359	1,731,590

	10,341,088	9,298,267

TOTAL ASSETS	$222,160,950	$212,470,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2002	2001

Liabilities:
Deposits:
Non-interest bearing deposits	$23,958,304	$25,385,544
Interest bearing demand and NOW deposits	31,735,282	27,656,637
Money market deposits	40,688,494	46,447,696
Savings deposits	16,511,613	13,688,909
Time deposits	67,617,878	62,670,052

	180,511,571	175,848,838
Accrued interest payable	722,137	867,296
Accrued expenses and other liabilities	385,839	327,349
Deferred tax liability	234,100	-0-
Capital lease obligation	-0-	414,178
Securities sold under agreements to repurchase	15,811,025	12,965,512
Federal funds purchased and other borrowed funds	4,500,000	5,000,000

	21,653,101	19,574,335

Total liabilities	202,164,672	195,423,173

Stockholders’ equity:
Common stock, .10 par value, 2,500,000 shares authorized: 1,846,721 and 1,748,779 shares issued and outstanding	184,672	174,878
Capital in excess of par value	13,888,297	12,218,906
Retained earnings	5,322,245	4,387,976

Accumulated other comprehensive income	601,064	265,616

Total stockholders’ equity	19,996,278	17,047,376

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,160,950	$212,470,549

The accompanying notes are an integral part of these financial statements.

FIRST NATIONAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000

Interest income:
Interest and fees on loans	$10,986,577	$11,680,719	$11,420,651

Interest on investment securities:
U.S. Treasury and Government agencies	1,494,945	1,653,617	1,770,783
State and political subdivisions - tax-exempt	387,064	395,360	387,948
Other	156,955	434,348	232,250

	2,038,964	2,483,325	2,390,981

Total interest income	13,025,541	14,164,044	13,811,632

Interest expense:
Deposits	2,517,740	4,893,726	5,349,422
Time deposits of $100,000 or more	714,818	1,162,551	1,314,866
Short-term borrowings	562,404	589,682	611,816
Capital lease obligation	755	52,891	58,316
Total interest expense	3,795,717	6,698,850	7,334,420

Net interest income	9,229,824	7,465,194	6,477,212

Provision for loan and debit card losses	321,000	250,226	151,890

Net interest income after provision for loan losses	8,908,824	7,214,968	6,325,322
Other income:
Service charges on deposit accounts	502,344	484,997	406,022
Investment securities gains (losses), net	-0-	(51,519)	-0-
Other real estate owned income (loss)	(2,230)	-0-	-0-
Trust fee income	556,319	575,267	525,640
Securities investment income	212,845	220,757	177,837
Other	377,842	286,922	233,023
Gain (loss) on sale of assets	(1,725)	330,300	-0-

Total other income	1,645,395	1,846,724	1,342,522

	2002	2001	2000

Other expenses:
Salaries and employee benefits	$3,964,447	$3,509,103	$3,091,402
Occupancy	598,419	682,259	581,570
Legal, accounting and examination fees	229,095	231,304	200,615
FDIC assessment	28,897	30,928	31,160
Equipment	577,278	580,112	512,148
Stationery, printing and postage	160,211	164,422	187,049
Data processing	228,187	220,910	233,422
Directors’ fees	127,573	125,973	120,822
Advertising	44,090	29,828	34,240
Other	713,697	634,414	529,118

Total other expenses	6,671,894	6,209,253	5,521,546

Income before income taxes	3,882,325	2,852,439	2,146,298
Provision for income taxes	1,348,500	975,100	666,400

Net Income	$2,533,825	$1,877,339	$1,479,898

Per share data:
Basic EPS	$1.38	$1.02	$0.81

Weighted average shares outstanding	1,839,900	1,831,686	1,826,751

Diluted EPS	$1.27	$0.95	$0.77

Adjusted weighted average	1,990,896	1,971,015	1,927,405

The accompanying notes are an integral part of these financial statements.

FIRST NATIONAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

		COMMON STOCK		CAPITAL IN
				EXCESS OF
		SHARES	AMOUNT	PAR VALUE

Balance at December 31, 1999		1,577,869	$157,787	$9,670,361
	Net income	-0-	-0-	-0-
Change in valuation
allowance, net of income taxes of $350,019		-0-	-0-	-0-

	Total comprehensive income	-0-	-0-	-0-
5% stock dividend		78,631	7,863	1,250,233
Exercise of stock options		440	44	3,956

Balance at December 31, 2000		1,656,940	$165,694	$10,924,550

	Net income	-0-	-0-	-0-
Change in valuation
allowance, net of income taxes of $286,877		-0-	-0-	-0-

	Total comprehensive income	-0-	-0-	-0-
5% stock dividend		82,791	8,279	1,233,586
Exercise of stock options		9,048	905	60,770

Balance at December 31, 2001		1,748,779	$174,878	$12,218,906

Net income		-0-	$-0-	$-0-
Change in valuation
allowance, net of income taxes of $201,679		-0-	-0-	-0-

	Total comprehensive income	-0-	-0-	-0-
5% stock dividend		87,336	8,733	1,586,022
Exercise of stock options		10,606	1,061	83,369

Balance at December 31, 2002		1,846,721	$184,672	$13,888,297

	ACCUMULATED OTHER
RETAINED	COMPREHENSIVE
EARNINGS	INCOME	TOTAL

$3,540,006	$(793,395)	$12,574,759
1,479,898	-0-	1,479,898
-0-	580,883	580,883

1,479,898	580,883	2,060,781
(1,262,647)	-0-	(4,551)
-0-	-0-	4,000

$3,757,257	$(212,512)	$14,634,989

1,877,339	-0-	1,877,339
-0-	478,128	478,128

1,877,339	478,128	2,355,467
(1,246,620)	-0-	(4,755)
-0-	-0-	61,675

$4,387,976	$265,616	$17,047,376

$2,533,825	$-0-	$2,533,825
-0-	335,448	335,448

2,533,825	335,448	2,869,273
(1,599,556)	-0-	(4,801)
-0-	-0-	84,430

$5,322,245	$601,064	$19,996,278

The accompanying notes are an integral part of these financial statements.

FIRST NATIONAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,533,825	$1,877,339	$1,479,898
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and leasehold amortization	547,053	539,226	454,928
Net amortization of premiums and accretion of discounts on investment securities	171,132	74,105	49,114
Amortization of deferred loan fees	143,975	31,528	13,529
Allowance for loan losses	153,606	177,911	118,314
Deferred income taxes	122,900	(109,800)	(15,100)
Investment securities (gains) losses realized	-0-	51,519	-0-
Loss (gain) on disposition of equipment	(1,725)	-0-	-0-
(Increase) decrease in accrued interest receivable	35,160	143,229	(189,714)
(Increase) decrease in other assets	404,230	(926,169)	(191,246)
Increase (decrease) in accrued interest payable	(145,159)	(663,210)	479,814
Increase (decrease) in accrued expenses and other liabilities	58,491	101,393	(217,033)

Net cash provided by operating activities	4,023,488	1,297,071	1,982,504
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investment securities	8,824,381	13,301,270	1,500,000
Purchase of investment securities, net	(12,291,341)	(8,669,128)	(807,160)
Loans originated, net of principal collections	(12,585,376)	(8,579,575)	(15,357,311)
Decrease (increase) other real estate owned	593,154	471,773	(1,064,927)
Purchase of bank premises and equipment	(3,111,540)	(830,063)	(1,759,193)
Proceeds from sale of fixed assets	11,870	525	-0-
Recoveries on loans charged off	14,485	10,427	657

Net cash provided by (used in) investing activities	(18,544,367)	(4,294,771)	(17,487,934)

	2002	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings deposits	(285,093)	19,999,626	15,982,385
Net increase (decrease) in time deposits	4,947,826	(14,421,785)	2,104,545
Increase (decrease) in securities sold under agreements to repurchase	2,845,513	8,047,176	885,943
Increase (decrease) in federal funds purchased and other borrowed funds	(500,000)	-0-	-0-
Cash in lieu of fractional shares for stock dividend	(4,801)	(4,755)	(4,551)
Principal payments under capital lease obligations	(876)	(48,196)	(42,771)

Net cash provided by financing activities	7,002,569	13,572,066	18,925,551

Net increase (decrease) in cash and cash equivalents	(7,518,310)	10,574,366	3,420,121
Cash and cash equivalents at beginning of year	20,967,237	10,392,871	6,972,750

Cash and cash equivalents at end of year	$13,448,927	$20,967,237	$10,392,871

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$3,940,876	$7,362,060	$6,854,606

Cash payments for income taxes	$1,370,657	$733,216	$833,249

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

Principles of Consolidation

The consolidated financial statements include the accounts of First National Bancshares, Inc. and its wholly owned subsidiary, 1st National Bank and Trust. All material intercompany transactions have been eliminated in consolidation.

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

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses and declines in value judged to be other than temporary is included in net investment securities gains. The cost of securities sold is based on the specific identification method.

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

The Bank follows Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan”. Under the standard, allowance for loan losses related to loans that are identified for evaluation under SFAS No. 114 is based on discounted cash flows using the loan’s initial effective interest rate on the fair value of the collateral for certain collateral dependent loans. At December 31, 2002 and 2001, there were no impaired loans under SFAS No. 114.

Loan Origination Fee Income - Non-refundable fees and costs associated with originating or acquiring loans are recognized over the lives of the related loans as adjustments to interest income.

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

Other Real Estate Held for Resale - Other real estate includes foreclosed assets held for resale. After foreclosure, foreclosed assets are carried at the lower of fair value minus estimated costs to sell or cost. Cost at the time of foreclosure is the fair value of the asset foreclosed. If the fair value of the asset minus the estimated costs to sell the asset is less than the cost of the asset, the deficiency is recognized as a valuation allowance. Other real estate owned income (expense) consists of net carrying cost, legal fees, loss provisions and gains (losses) on sales of real estate. The Bank owned two items of other real estate at December 31, 2001 valued at $593,154.

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

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Fair Value of Financial Instruments - Continued

Deposits: Fair value for non-interest bearing demand, NOW, money market and savings deposits are based on carrying value. Fair value for time certificate deposits is based on a discounted cash flow calculation using current interest rates for similar deposits.

Statements of Cash Flows - For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. The Bank maintains its due from banks and federal funds purchased or sold with correspondent banking relationships as determined by the Bank’s board of directors. At December 31, 2002, the primary correspondent banks were Federal Home Loan Bank of Atlanta, Independent Bankers Bank of Florida, Bank of America, and SunTrust Bank of Georgia.

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

Stock Options – At December 31, the Bank had incentive stock option plans, which are described more fully in Note 11. The Bank applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is not reflected in net income as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

	Year Ended December 31,

	2002	2001	2000

Net income as reported	$2,533,825	$1,877,339	$1,479,898

Deduct: Total stock-based employee compensation expense determined under fair value methods, net of related tax effects	$(123,300)	$(118,600)	$(126,500)

Pro forma net income	$2,410,525	$1,758,739	$1,353,398

Earnings per share:
Basic – as reported	$1.38	$1.02	$0.81

Basic – proforma	$1.31	$0.96	$0.74

Diluted – as reported	$1.27	$0.95	$0.77

Diluted – pro forma	$1.21	$0.89	$0.70

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT SECURITIES

Investment securities at December 31, 2002 are summarized as follows:

		AVAILABLE-FOR-SALE

		GROSS	GROSS	APPROXIMATE
		AMORTIZED	UNREALIZED	UNREALIZED MARKET
	COST	GAINS	LOSSES	VALUE

December 31, 2002
U.S. Government agencies	$7,506,749	$243,076	$-0-	$7,749,825
U.S. Government agencies - mortgage backed securities	23,335,868	350,800	-0-	23,686,668
State and political subdivisions	8,915,750	369,367	-0-	9,285,117

Total Debt Securities	39,758,367	963,243	-0-	40,721,610
Other	1,059,081	-0-	-0-	1,059,081

	$40,817,448	$963,243	$-0-	$41,780,691

Investment securities at December 31, 2001 are summarized as follows:

		AVAILABLE-FOR-SALE

		GROSS	GROSS	APPROXIMATE
		AMORTIZED	UNREALIZED	UNREALIZED MARKET
	COST	GAINS	LOSSES	VALUE

December 31, 2001
U.S. Government agencies	$5,513,731	$214,578	$-0-	$5,728,309
U.S. Government agencies – mortgage backed securities	21,855,588	292,585	(33,539)	22,114,634
State and political subdivisions	9,184,232	9,594	(57,553)	9,136,273

Total Debt Securities	36,553,551	516,757	(91,092)	36,979,216
Other	923,380	-0-	-0-	923,380

	$37,476,931	$516,757	$(91,092)	$37,902,596

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT SECURITIES - CONTINUED

	Cost	Proceeds	Gain (Loss)

2002
Available-for-sale:
No gain or loss	$1,260,000	$1,260,000	$-0-

2001
Available-for-sale:
Gross gains on sale	$2,344,747	$2,353,228	$8,481
No gain or loss	2,750,000	2,750,000	-0-

	5,094,747	5,103,228	8,481
Held to maturity:
Gross loss (securities sold)	1,000,000	940,000	(60,000)

	1,000,000	940,000	(60,000)

	$6,094,747	$6,043,228	$(51,519)

2000
Available-for-sale:
No gain or loss	$1,000,000	1,000,000	-0-

	1,000,000	1,000,000	-0-
Held to maturity:
No gain or loss (securities called)	500,000	500,000	-0-

	500,000	500,000	-0-

	$1,500,000	$1,500,000	$-0-

               The amortized cost and approximate market value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities due to borrowers having the right to call or prepay obligations with or without call or prepayment penalties.

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT SECURITIES - CONTINUED

	APPROXIMATE
	AMORTIZED	MARKET
	COST	VALUE

December 31, 2002 Available-for-Sale
Due in one year or less	$325,117	$331,412
Due after one year through five years	9,806,090	10,167,130
Due after five years through ten years	5,996,654	6,222,853
Due after ten years	294,638	313,547
Mortgaged-backed securities	23,335,868	23,686,668
Other	1,059,081	1,059,081

	$40,817,448	$41,780,691

               Investment securities with aggregate book values of $31,684,969 and market values of approximately $32,514,758 at December 31, 2002, were pledged to secure public deposits and repurchase agreements and for other purposes as required by law or borrowing terms.

NOTE 3 - LOANS

A summary of loans at December 31, is as follows:

	2002	2001

	Carrying Value	Carrying Value

Commercial	$10,500,325	$11,748,446
Real estate - construction	2,508,489	5,053,179
Real estate - mortgage:
Residential	59,303,140	52,137,075
Commercial	80,453,776	71,025,086
Consumer/installment	4,095,620	5,934,889
Non-accrual	1,611,180	-0-
Other	57,176	45,655

	158,529,706	145,944,330
Allowance for loan losses	(1,704,433)	(1,550,827)
Deferred loan fees	(235,029)	(91,054)

Net loans	$156,590,244	$144,302,449

The fair value of loans at December 31, 2002 and 2001 approximates carrying value.

A summary of activity in loans owed to the Bank by its executive officers and directors during 2002 and 2001 is as follows:

	2002	2001

Balance, beginning of year	$936,763	$751,323
New loans	1,741,427	279,494
Payments	(1,022,443)	(94,054)

Balance, end of year	$1,655,747	$936,763

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 3 – LOANS - CONTINUED

A summary of activity in the allowance for loan losses account is as follows:

	2002	2001	2000

Balance, beginning of year	$1,550,827	$1,372,916	$1,253,945

Provision charged to income	321,000	250,226	151,890
Recoveries on loans previously charged-off	14,485	10,427	657

Total additions	335,485	260,653	152,547
Charge-offs	(181,879)	(82,742)	(33,576)

Balance, end of year	$1,704,433	$1,550,827	$1,372,916

In management’s opinion, the allowance is adequate to reflect the risk in the loan portfolio.

The Bank’s lending is concentrated in the west central Florida market. Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region.

There were $1,611,180, $-0-, and $-0- non-accrual loans at December 31, 2002, 2001, and 2000, respectively.

NOTE 4 - BANK PREMISES AND EQUIPMENT

A summary of Bank premises and equipment at December 31, follows:

	2002	2001

Land	$2,622,561	$1,672,560
Buildings	4,794,617	3,761,575
Leasehold improvements	54,528	165,895
Furniture, fixtures and equipment	3,334,284	3,241,000

	10,805,990	8,841,030
Less accumulated depreciation and amortization	(2,767,202)	(2,968,558)

	$8,038,788	$5,872,472

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 5 - DEPOSITS

A summary of time certificate deposits and their remaining maturities at December 31, are as follows:

	2002	2001

Three months or less	$13,668,002	$9,184,213
Over three through six months	11,153,714	17,501,329
Over six through twelve months	17,941,128	22,011,395
Over twelve months	24,855,034	13,973,115

	$67,617,878	$62,670,052

The aggregate amount of time certificate deposits of $100,000 or more at December 31, 2002 and 2001 was approximately $22,256,404 and $19,516,737, respectively.

The fair value of time certificate deposits at December 31, 2002 and 2001 approximated their carrying value.

               The total amount of demand deposit overdrafts classified as loan balances at December 31, 2002, and 2001 was approximately $57,176 and $45,655, respectively.

     At December 31, 2002 total executive officer and director deposits were approximately $578,634.

NOTE 6 - LEASES

     In 2001, the Bank’s main branch building was leased with monthly payments of approximately $19,000. The lease had an initial term of twenty (20) years with four five-year renewal options. The lease payments applicable to the building element (approximately $8,400) were accounted for as a capital lease, while the lease payments applicable to the land element (approximately $10,600) were accounted for as an operating lease. At the beginning of 2002, the Bank closed on the purchase of the leased property. The Bank leases a second building under an operating lease with an initial term of five (5) years with three five-year renewal options. Lease payments are $3,657 per month.

Rental expense related to operating leases was approximately $50,900, $173,300, and $167,900, for the years ended December 31, 2002, 2001, and 2000, respectively.

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

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 7 -	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS – CONTINUED

Information related to the Bank’s securities sold under agreements to repurchase (including accrued interest) at December 31, 2002 and 2001 is presented below, segregated by the type of securities sold (all agreements are due in less than 30 days):

	DECEMBER 31,

	2002	2001

Government Agencies:
Carrying Value of Securities	$17,030,079	$13,448,121
Market Value of Securities	17,581,583	13,721,985
Repurchase Agreements with bank customers	15,811,025	12,965,512
Interest Rate to customer	.75%	1.125%

               At December 31, 2002, the Bank had borrowings of $4,500,000 at 4.19% from the Federal Home Loan Bank Board. Borrowings at December 31, 2002 are secured by a percentage of the one to four family loan portfolios. The borrowings may not exceed 75% of the one to four family loan portfolios. The Bank has been approved to borrow up to 15% of the Banks assets. Interest only payments are due monthly, and principal payments are due semi-annually. There were no daily borrowings from the Federal Home Loan Bank at December 31, 2002.

The Holding Company entered into an agreement with SunTrust Bank on April 14, 2000 for a $1,000,000 revolving credit loan. The interest rate is 30 day LIBOR plus 1.5% adjusted monthly. Interest is to be repaid quarterly beginning June 30, 2000. As of December 31, 2002, there were no draws against this loan.

NOTE 8 – INCOME TAXES

               Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Bank’s deferred tax assets and liabilities as of December 31, are as follows:

	2002	2001

Deferred tax assets:
Book over tax bad debts	$579,500	$521,700
Book over tax amortization	4,100	8,300
Deferred loan fees	88,500	34,300
Book over tax pension expense - nonqualified plan	-0-	3,000

	$672,100	$567,300

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 8 – INCOME TAXES - CONTINUED

	2002	2001

Deferred tax liabilities:
Book under tax depreciation	$(58,321)	$(11,100)
Securities accretion	(2,000)	(2,000)
Tax over book amortized expenses	-0-	(2,700)
Tax over book pension expense - qualified plan	(359,300)	(176,100)
Deferred gain on land sale	(124,400)	(124,400)
Valuation allowance for securities available for sale	(362,179)	(160,050)

	(906,200)	(476,350)

Net deferred tax assets (liabilities)	$(234,100)	$90,950

Significant components of the provision for income taxes are as follows:

	2002	2001	2000

Current:
Federal	$1,028,800	$710,000	$534,000
State	196,800	141,600	117,300

Total current	1,225,600	851,600	651,300

Deferred:
Federal	104,600	107,500	14,310
State	18,300	16,000	790

Total deferred	122,900	123,500	15,100

	$1,348,500	$975,100	$666,400

               The effective tax rate for 2002, 2001, and 2000 differs from the statutory tax rate as follows:

	2002		2001		2000

		%of		%of		%of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Statutory federal tax rate	$1,320,000	34.0%	$969,800	34.0%	$729,700	34.0%
State income taxes, net of federal income tax benefit	139,900	3.6%	104,000	3.6	77,400	3.6
Tax-exempt interest	(137,000)	(3.5)%	(131,600)	(4.6)	(117,300)	(5.5)
Other	25,600	0.6%	32,900	1.2	(23,400)	(1.1)

	$1,348,500	34.7%	$975,100	34.2%	$666,400	31.0%

Income taxes related to securities gains amounted to approximately $-0-, $-0-, and $14,000 in 2002, 2001, and 2000, respectively.

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

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

	2002	2001	2000

Benefit obligation at beginning of year	$1,474,991	$1,133,650	$792,287
Service cost	217,501	181,241	132,110
Interest cost	131,018	98,515	59,320
Actuarial gain	309,749	64,301	152,649
Benefits paid	(2,716)	(2,716)	(2,716)

Benefit obligation at end of year	$2,130,543	$1,474,991	$1,133,650

Change in plan assets:
Fair value of plan assets at beginning of year	$1,372,326	$998,122	$906,619
Actual return on plan assets	8,769	91,172	(96,393)
Employer contribution	751,295	285,748	190,612
Benefits paid	(2,716)	(2,716)	(2,716)

Fair value of plan assets at end of year	$2,129,674	$1,372,326	$998,122

	2002	2001	2000

Unrecognized prior service cost	$27,837	$5,164	$4,900
Funded status	(872)	(102,665)	193,559
Unrecognized actuarial loss	928,021	565,387	201,824

Net amount recognized	$954,986	$467,886	$400,283

Amounts recognized in statement of financial position consist of:
Prepaid benefit cost	$954,986	$467,886	$400,283

Weighted average assumptions as of December 31,
Discount rate	6.75%	7.5%	7.5%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	6.0%
Component of net periodic benefit cost:
Service cost	$217,504	$181,241	$132,110
Interest cost	131,018	98,515	59,320
Expected return on plan assets	(130,028)	(91,171)	(80,045)
Amortization of prior service cost	2,288	368	368
Recognized net actuarial gain or loss	43,413	29,193	4,562

	$264,195	$218,146	$116,315

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 9 - PENSION PLANS - CONTINUED

The Bank provides a 401(k) profit sharing plan for employees who have reached the age of 21 and have at least 1,000 hours of service in the year. The Bank’s contribution, which is determined annually, was approximately $106,600, $53,500, and $55,000, in 2002, 2001, and 2000, respectively.

NOTE 10 - INTEREST EXPENSE

Interest on deposits is summarized as follows:

	2002	2001	2000

Interest bearing demand Deposits – interest expense	$735,726	$1,589,310	$1,711,612
Savings deposits – Interest expense	180,926	284,939	498,963
Time deposits less than $100,000 – interest expense	1,601,088	3,019,477	3,138,847

	$2,517,740	$4,893,726	$5,349,422

NOTE 11 - STOCK OPTION PLAN

The Bank has incentive stock option plans (the Option Plans), which authorizes the Board of Directors to grant to full-time officers and other key employees options to purchase shares of common stock for a period of 5 to 10 years. The Option Plans provides that the exercise price of the stock options will be determined by the Board of Directors at the date of grant, but in no event will the purchase price be less than 100% of the fair market value of the Bank’s common stock on such date.

Transactions during 2002 and 2001 under the Option Plans were as follows:

	2002	2001	OPTION PRICES

Shares under option at beginning of year	151,545	127,115	$5.330 - $15.238
Options granted	34,072	28,365	14.450 – 19.220
Forfeitures	(10,802)	(1,325)	9.011 – 14.966
Options exercised	(10,606)	(9,308)	5.330 – 12.752

Shares under option at end of year	164,209	144,847	5.076 – 17.970

Shares available for future grants at end of year	191,450	204,129

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 12 - COMMITMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At December 31, 2002, the Bank had commitments to fund loans of $19,758,000 and $1,337,098 under standby letters of credit. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and, standby letters of credit, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies and documentation in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank generally requires collateral or other security to support financial instruments with credit risk. The Bank does not enter into other financial instruments with off-balance-sheet risk.

NOTE 13 - REGULATORY CAPITAL

The Federal Reserve Board has issued standards for measuring capital adequacy for U.S. banking organizations. In general, the standards require banks to maintain capital based on “risk-adjusted” assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. As of December 31, 2002, the Bank’s Risk-Based Capital Ratio is 13.40% compared to a requirement of 8%. The Bank also meets all other regulatory capital requirements. No dividends may be paid if the result would cause the Bank to be under capitalized.