Form 10-Q
period 2003-03-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2003-05-13
CIK 1067077

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

FIRST NATIONAL BANCSHARES, INC.

(exact name of registrant as specified in its charter)

Florida	333-60283	06-1522028

(Jurisdiction of Organization)	Commission File Number	I.R.S. Employer Identification No.

5817 Manatee Avenue West, Bradenton, Florida	34209
(Address of principal office)	(Zip Code)

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

Yes   X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share	1,895,546 shares

(class)	Outstanding as of April 30, 2003

FIRST NATIONAL BANK OF MANATEE
Index to Form 10-Q
For the quarter Ended March 31, 2003

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

FIRST NATIONAL BANCSHARES, INC.
Consolidated Balance Sheet

Assets (000’s)

	March 31	December 31
	2003	2002[1]

	(unaudited)
Cash and Due from Banks	6,601	7,995
Int. Bearing Bank Balances	15,717	5,454
Fed Funds Sold	0	0
Investment Securities	34,153	40,817
Unrecognized Security Gains	860	963
Loans	160,024	158,530
Less Allowance for Credit Losses	(1,730)	(1,704)
Deferred Loan Fees (earned)	(286)	(235)
Premises and Equipment, Net	7,912	8,039
Accrued Interest Receivable	838	975
Deferred Income Tax Charges	104	0
Other R. E. & Assets Owned	18	16
Other Assets	1,514	1,311

Total Assets	225,725	222,161

(1) Condensed from audited financial statements

Liabilities and Stockholders’ Equity (000’s)

	March 31	December 31
	2003	2002[1]

	(unaudited)
Deposits
Demand, non-interest bearing	25,585	23,958
Demand, interest bearing	32,784	31,735
Time (CD’s, MM’s, & Savings Accounts)	124,239	124,818

TOTAL DEPOSITS	182,608	180,511
Repurchase Agreements	15,998	15,811
Accrued Interest Payable	862	722
Accounts Payable and Other Liabilities	959	621
Fed Funds Purchased and Other Short Term Borrowings	4,500	4,500

TOTAL LIABILITIES	204,927	202,165
Stockholders’ Equity
Common Stock, par value $.10 per share; Authorized 2,500,000 shares; Issued and Outstanding, 1,892,993	189	185
Capital Surplus	14,127	13,888
Unrecognized Gains & Losses	537	601
Retained Earnings	5,945	5,322

Net Stockholders’ Equity	20,798	19,996
Total Liabilities and Stockholders’ Equity	225,725	222,161

(1) Condensed from audited financial statements

STATEMENT OF INCOME
Year to Date
($000’s)

	March 31	March 31
	2003	2002

Interest Income:
Interest Bearing Bank Balances	36	29
Fed Funds Sold	0	0
Investment Securities:
Taxable	298	411
Exempt from Federal Taxes	92	93
Loan Interest	2,631	2,665
Loan Fees	45	29
Total Interest Income	3,102	3,227
Interest Expense	790	986
Net Interest Income	2,312	2,241
Provision for Credit Losses	46	100
Net Interest Income	2,266	2,141
After Provision for Credit Losses
Other Operating Income
Service Charges on Deposit Accounts	123	116
Investment Security Gains	54	0
Trust Fees & Investment Sales	204	205
Other Income	120	86
Total Other Operating Income	501	407
Other Operating Expenses:
Salaries & Employee Benefits	1,092	972
Occupancy & FF&E	286	277
Other Expenses	429	378
Total Other Operating Expenses	1,807	1,627
Profit Before Tax	960	921
Estimated State and Federal Income Taxes	337	317
Profit After Tax	623	604
Earnings per Share	0.33	0.32
Earnings per Share fully diluted	0.31	0.30

STATEMENTS OF CASH FLOWS
Year to Date
(000’s)

	March 31	March 31
	2003	2002

Operating activities
Net Income	623	603
Adjustments to reconcile net income to cash provided by operating activities:
Allowance for loan losses (net of charge offs)	26	81
Increase (decrease) in interest payable and other liabilities	478	28
Decrease (increase) in interest receivable and other assets	(82)	1,039

Net cash provided by operating activities	1,045	1,751
Investing activities
Proceeds from sale and maturity of securities net of purchases	6,664	(3,245)
Loans originated, net of principal collections	(1,494)	(4,382)
Capital expenditures net of depreciation	127	(2,343)
Proceeds from sale of other R. E. and assets owned	0	330
Increase (decrease) in federal funds purchased	0	0
Decrease (increase) in federal funds sold	0	0

Net cash provided (used) by investing activities	5,297	(9,640)
Financing activities
Net increase (decrease) in demand deposits	1,627	(552)
Net increase (decrease) time deposits	470	(7,447)
Increase (decrease) in securities sold under agreements to repurchase	187	2,698
Dividends paid	0	0
Proceeds from issuance of common stock	243	12
Retirement of common stock	0	0
Principal payments under capital lease obligation	0	0

Net cash (used) provided by financing activities	2,527	(5,289)
Net increase in cash and due from banks	8,869	(13,178)
Cash and due from banks at beginning of year	13,449	20,967
Cash and due from banks at end of quarter	$22,318	$7,789

Schedule of non-cash investing activities
Loans transferred to other real estate owned	$0	$0

(2) NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Financial Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for fair presentation of such financial statements have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Bank’s annual report on Form 10-K for the year ended December 31, 2002.

Results for the three month period ended March 31, 2003, may not necessarily be indicative of those to be expected for the entire year.

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

     The following discussion and analysis is based on the Holding Company’s financial condition and results of operations for the period from January 1, 2003 through March 31, 2003. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

     Earnings in the first quarter of 2003 were up $19,000 or 3% compared to earnings in the same period last year as direct result of net interest income increasing 6% after loan loss provision while fee income increased 23% and corresponding expenses grew only 10%. The major component of the increased overhead was salary expense due to increased cost of benefits and added personnel to support. The Bank’s contribution of $46,000 to loan loss reserve was $54,000 lower than last year. Modest loan growth in the first quarter abated the addition of contributions to loan loss reserve as high as last year.

Net Interest Income. The major component of the Bank’s earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On March 31, 2003, the Bank’s loan portfolio had a high ratio of repriceability within one year.

     Historically low interest rates have accelerated the number of loans paying off to due to refinancing. As a result, the Bank has had only modest growth in its loan portfolio despite strong loan activity. Consequently, the increased net interest income has come from decreased cost of funds. Net interest income for three months in 2003 was $2,312,000 compared to $2,241,000 in 2002.

Interest Earning Assets. Real estate related loans at March 31, 2003, accounted for a majority of the bank’s loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In 2000, rates were initially stable but began to fall in the second half of the year and this drop in rates continued into early 2001. However, in the second quarter of 2001, as rates began to stabilize, the Bank was able to widen its margins throughout the remainder of the year. The Bank benefited from this in 2002 and the first quarter of 2003.

     The Bank’s investment portfolio is concentrated primarily in U.S. Government agencies and corporations. The Bank’s Available-for-Sale portfolio has a market value of about $860,000 above book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 7.5% of total assets on March 31, 2003, and primarily consisted of cash and due from banks, branches and equipment, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank’s lending and investment activities is deposits. At March 31, 2003 the Bank’s total deposits were $182.6 million plus $16.0 million in repurchase agreements. The Bank’s deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank’s market area. The Bank has 18% of its deposits in NOW Accounts and 68% of its deposits in Savings, MMA’s and CD deposits. In 2001, the bank was successful in shifting more deposits into NOW accounts and repurchase agreements and out of certificates of deposit. This improvement in deposit mix was sustained in 2002. This was a significant part of the bank’s improved net interest margin over the last several years.

Non-interest Income. The Bank’s non-interest income for the three month period ended March 31, 2003 was $501,000 including $204,000 from its Trust and Financial Services area. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank had security gains of $54,000 in the first quarter of 2003. The other significant items of non-interest income represented service charges on deposit accounts and merchant credit card account income.

Non-interest Expense. The Bank’s non-interest expense for the three month period ended March 31, 2003 was $1,807,000 including $1,092,000 of salaries and employee benefits. The Bank’s occupancy and equipment expenses for the period ended March 31, 2003 were $286,000. Non-interest expense was up from $1,627,000 in 2002. The increase in expense is primarily due to expansion of staff to sustain the bank’s growth going forward.

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

     An allowance for loan loss expense of $46,000 was charged to operating expenses for the three month period ended March 31, 2003. The Bank had net charge offs during this period of $20,000. The Bank has a total of $1,730,000 reserved for future loan losses.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had one residential non-accrual loan for $61,000 at March 31, 2003. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has no specific reserves established at March 31, 2003.

     The bank also had no other real estate owned (OREO) at March 31,2003.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a minimum Tier I capital ratio of capital-to-assets of 5% to be considered well capitalized. For 1st National Bank & Trust, Tier I Capital includes only the Bank’s stockholders’ equity. At March 31, 2003, the Bank’s Tier I Capital leverage ratio was approximately 8.9%. In 1991, the Comptroller began evaluating banks’ capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method and 10% to be considered well capitalized. Currently the Bank has a total risk based capital ratio in excess of 13.6%.

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

Quantitative and Qualitative Disclosure About Market Risk

     The Bank periodically performs asset/liability analysis to assess the Bank’s sensitivity to changing market conditions. The following information is extracted from the Bank’s 10-K which was filed with the Securities and Exchange Commission (SEC) effective December 31, 2002.

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

FIRST NATIONAL BANCSHARES, INC. (Registrant)

Date: May 12, 2003	By	/s/	Glen W. Fausset President and Chief Financial Officer

CERTIFICATION

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

Date: May 12, 2003	/s/ Francis I. duPont, III Title: Principal Executive Officer

CERTIFICATION

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

Date: May 12, 2003	/s/ Glen W. Fausset
Title: Chief Financial Officer