Form 10-Q
period 2003-06-30
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2003-08-11
CIK 1067077

FORM 10-Q

U.S. SECURITIES AND EXCANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

1ST NATIONAL BANCSHARES, INC.

(exact name of registrant as specified in its charter)

Florida	333-60283	06-1522028

(Jurisdiction of Organization)	Commission	I.R.S. Employer
	File Number	Identification No.

5817 Manatee Avenue West, Bradenton, Florida		34209
(Address of principal office)		(Zip Code)

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

Yes  [X]  No  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share	1,896,979 shares

(class)	Outstanding as of August 7, 2003

FIRST NATIONAL BANK OF MANATEE
Index to Form 10-Q
For the quarter Ended June 30, 2003

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

FIRST NATIONAL BANCSHARES, INC.
Consolidated Balance Sheet

Assets (000’s)

	June 30	December 31

	2003	2002

	(Unaudited)	**
Cash and Due from Banks	7,745	7,995
Int. Bearing Bank Balances	463	5,454
Fed Funds Sold	0	0
Investment Securities	48,935	40,817
Unrecognized Security Gains	941	963
Loans	165,899	158,530
Less Allowance for Credit Losses	-1,726	-1,704
Deferred Loan Fees (earned)	-283	-235
Premises and Equipment, Net	7,782	8,039
Accrued Interest Receivable	889	975
Deferred Income Tax Charges	0	0
Other R. E. & Assets Owned	34	16
Other Assets	1,709	1,311
Total Assets	232,388	222,161

** Condensed from audited financial

Liabilities and Stockholders’ Equity (000’s)

	June 30	December 31

	2003	2002

Deposits
Demand, non-interest bearing	30,356	23,958
Demand, interest bearing	32,519	31,735
Time (CD’s, MM’s, & Savings Accounts)	123,649	124,818
TOTAL DEPOSITS	186,524	180,511
Repurchase Agreements	18,382	15,811
Accrued Interest Payable	836	722
Accounts Payable and Other Liabilities	1,124	621
Fed Funds Purchased and Other Short Term Borrowings	4,000	4,500
TOTAL LIABILITIES	210,866	202,165
Stockholders’ Equity
Common Stock, par value $.10 per share;
Authorized 2,500,000 shares;
Issued and Outstanding, 1,892,993	190	185
Capital Surplus	14,160	13,888
Unrecognized Gains & Losses	629	601
Retained Earnings	6,543	5,322
Net Stockholders’ Equity	21,522	19,996
Total Liabilities and Stockholders’ Equity	232,388	222,161

FIRST NATIONAL BANCSHARES, INC

Statement of Income (unaudited)
For the Period January 1 through June 30 (000’s)

	6 months	6 months	3 months	3 months
	2003	2002	2003	2002

Interest Income:
Interest Bearing Bank Balances	72	36	36	7
Fed Funds Sold	0	0	0	0
Investment Securities:
Taxable	618	834	320	423
Exempt from Federal Taxes	186	185	94	92
Loan Interest	5,197	5393	2,566	2,728
Loan Fees	131	81	86	52
Total Interest Income	6,204	6,529	3,102	3,302
Interest Expense	1,558	1,937	768	951
Net Interest Income	4,646	4,592	2,334	2,351
Provision for Credit Losses	64	189	18	89
Net Interest Income After Credit Loss Provision	4,582	4,403	2,316	2,262
Other Operating Income:
Service Charges on Accounts	232	239	109	123
Investment Security Gains	83	0	29	0
Trust Fees & Investment Sales Commissions	449	419	245	214
Other Income	247	184	127	98
Total Other Operating Income	1,011	842	510	435
Other Operating Expenses:
Salaries & Employee Benefits	2,235	2,010	1,143	1,038
Occupancy & FF&E	595	557	309	280
Other Expenses	897	744	468	366
Total Other Operating Expenses	3,727	3,311	1,920	1,684
Profit Before Tax	1,866	1,934	907	1,013
Estimated State and Federal Income Taxes	645	671	308	354
Profit After Tax	1,221	1,263	598	659
Earnings per Share	0.64	0.69	0.32	0.38
Earnings per Share fully diluted	0.60	0.63	0.30	0.34

COMPREHENSIVE INCOME
(unaudited) (000’s)
For the Period January 1 through June 30

Under FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At September 30, 2002 and 2001, comprehensive income was as follows:

	6 months	6 months	3 months	3 months
	2003	2002	2003	2002

Profit After Tax	1,221	1,263	598	659
Unrealized Securities Gains Net of Taxes	28	364	92	352

Comprehensive Income	1,249	1,627	690	1,011

STATEMENTS OF CASH FLOWS
(unaudited) (000’s)
For the Period January 1 through June 30 (000’s)

	2003	2002

Operating activities
Net Income	1,221	1,263
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation & leasehold amortization	257	271
Allowance for loan losses (net of charge offs)	22	119
Decrease (increase) in accrued interest receivable	86	-28
Increase (decrease) in accrued interest payable	114	-102
Increase (decrease) in accounts payable and other liabilities	503	-1
Decrease (increase) in other assets	-300	1,288

Net cash provided by operating activities	1,903	2,810
Investing activities
Proceeds from sales and maturities of Investment securities net of purchases	-8,118	-2,036
Loans originated, net of principal collections	-7,369	-13,568
Capital expenditures	0	-2,476
Proceeds from sale of other R. E. and assets owned	-18	629
Increase (decrease) in overnight funds purchased	0	3,750
Decrease (increase) in federal funds and overnight funds sold	4,991	0

Net cash provided (used) by investing activities	-10,514	-13,701
Financing activities
Net increase (decrease) in demand deposits	7,182	-2,686
Net increase (decrease) time deposits	-1,169	-10,899
Increase (decrease) in term borrowings	-500	4,586
Increase (decrease) in securities sold under agreements to repurchase	2,571	3,939
Dividends paid	0	0
Proceeds from issuance of common stock	277	12
Retirement of common stock	0	0

Net cash (used) provided by financing activities	8,361	-5,048
Net increase in cash and due from banks	-250	-15,939
Cash and due from banks at beginning of year	7,995	20,967
Cash and due from banks at end of quarter	$7,745	$5,028
Schedule of non-cash investing activities
Loans transferred to other real estate owned	$0	$0

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

Results for the six month period ended June 30, 2003, may not necessarily be indicative of those to be expected for the entire year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

     1st National Bank & Trust (formerly First National Bank of Manatee) (the Bank) commenced operations on July 18, 1986. The Bank’s activities since inception have consisted of accepting deposits, originating a variety of loans. The Bank’s first branch was opened on Anna Maria Island (5 miles west of the main office) in October, 1994. The Bank has periodically opened additional branches in Manatee County and now has five full service locations. The bank also opened a Trust Department in March of 1995. Earlier this year, the Bank also opened a loan production office in downtown Sarasota. The Bank, as a local independent bank, follows a philosophy of developing its equity and deposit base and focusing its lending activities within its community. The Bank’s underlying lending policy has been and is anticipated to continue being directed toward better-than-normal credit risks.

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

     The following discussion and analysis is based on the Holding Company’s financial condition and results of operations for the period from January 1, 2003 through June 30, 2003. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

     Earnings in the first half of 2003 were down $42,000 or 3% compared to earnings in the same period last year as direct result of operating expenses rising faster than net interest income. This is directly related to increased staffing in the loan production area in an effort to grow the loan portfolio going forward. As a result, operating expenses increased by $416,000 with about half of that coming from increased employee expenses. The Bank’s contribution of $64,000 to loan loss reserve was $125,000 lower than last year and due to slower loan growth.

     Second quarter earnings mirrored the year to date earnings, with 2003 quarterly earnings at $598,000 compared to $659,000 in the second quarter of 2002. Operating expenses increased $236,000 in the second quarter of 2003 when compared to 2002. Again, the major component of this was increased salary expense in the loan production area.

Net Interest Income. The major component of the Bank’s earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On June 30, 2003, the Bank’s loan portfolio had a high ratio of repriceability within one year.

     The Bank had modest growth in its loan portfolio outstandings when compared to last year. This contributed to in increased net interest income. Falling interest rates and widening margins in the second half of 2002 and early 2003 also contributed to increased net interest margins. Net interest income for six months in 2003 was up by $54,000 compared to 2002 while second quarter net interest income in 2003 was down by $17,000 when compared to 2002.

Interest Earning Assets. Real estate related loans at June 30, 2003, accounted for a majority of the bank’s loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In 2000, rates were initially stable but began to fall in the second half of the year and this drop in rates continued into 2001 and leveled off there. This interest rate decline allowed the Bank to significantly reprice its deposits and widen its margins. Rates continued to fall in 2002 and the first quarter of 2003. The bank maintained its margins during the first quarter but saw some narrowing of margins in the second quarter as rates leveled out and loan repricing began to catch up with the faster deposit repricing.

     The Bank’s investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 13% of the Bank’s investment portfolio re-prices in one year. The Bank’s Available-for-Sale portfolio has a market value of about $941,000 greater than book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 7% of total assets on June 30, 2003, and primarily consisted of cash and due from banks, equipment and branches, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank’s lending and investment activities is deposits. At June 30, 2003 the Bank’s total deposits were $186.5 million plus $18.4 million in repurchase agreements. The Bank’s deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank’s market area. The Bank has 17% of its deposits in NOW Accounts and 66% of its deposits in Savings, MMA’s and CD deposits. Despite a high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank’s liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.

Non-interest Income. The Bank’s non-interest income for the six month period ended June 30, 2003 was $1,011,000 including $449,000 from its Trust Department and Investment Sales areas. These are up from $842,000 and $419,000 last year. For the second quarter, non-interest income was $510,000, up from $435,000 last year.

     Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank had no security gains in the first half or 2002 but had $83,000 in gains in the first half of 2003 of which $29,000 occurred in the second quarter.

     The other significant items of non-interest income represented service charges on deposit accounts and merchant credit card account income.

Non-interest Expense. The Bank’s non-interest expense for the six month period ended June 30, 2003 was $3,727,000 including $2,235,000 of salaries and employee benefits. The Bank’s occupancy and equipment expenses for the period ended June 30, 2003 were $595,000. Non-interest expense was up from $3,311,000 in 2002. The increase in expense is primarily due to growth in the loan production area of the bank. Non-interest expense was also up proportionally in the second quarter rising from $1,684,000 in 2002 to $1,920,000 in 2003.

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

     An allowance for loan loss expense of $64,000 was charged to operating expenses for the six month period ended June 30, 2003. The Bank had net charge offs during this period of $42,000. This compares to an expense of $189,000 in 2002 after net charge-offs of $65,000. The Bank has a total of $1,726,000 reserved for future loan losses.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had two residential real estate loans on non-accrual at June 30, 2003 totaling $68,000. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has no specific reserves established at June 30, 2003.

     The bank also had no other real estate owned at June 30, 2003.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank’s stockholders’ equity, subordinated debt, and the allowance for credit losses. At June 30, 2003, the Bank’s Tier 1 Capital Leverage Ratio was approximately 8.95%. In 1991, the Comptroller began evaluating banks’ capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a Tier 1 Risk- Based Capital Ratio of 12.15%.

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

Impact of Inflation and Changing Prices. Unlike most industrial companies, virtually all of the Bank’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than do the effects of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of a financial institution’s assets and liabilities are also critical to maintaining an acceptable performance level.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing, expected to be called, and amortization within one year or less amounted to $12,706,000 at June 30, 2003 representing 27% of the investment securities portfolio.

     The Bank moderates its liquidity needs by maintaining short term borrowing lines with several regional banks. At June 30, 2003, the Bank had lines of credit established with other banking institutions totaling $36,000,000 of which $32,000,000 was unused.

     Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

     Maturities of time certificates of deposit of $100,000 or more, outstanding at June 30, 2003, are summarized as follows:

(thousands of dollars)
3 months or less	$2,765
Over 3 through 12 months	13,030
Over 12 through 36 months	2,341
Over 36 months	862

Total	$18,998

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

     The following table shows the interest sensitivity gaps for four different time intervals as of March 31, 2003. For the first year, interest-sensitive assets exceed liabilities by $16,885,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

	As of March 31
	(thousands of dollars)
	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years

Interest-sensitive assets	$58,275	$64,351	$54,469	$12,076
Interest-sensitive liabilities	41,390	55,881	76,531	0

Interest sensitivity gap	16,885	8,470	(22,062)	12,076
Cumulative gap	$16,885	$25,355	$3,293	$15,369

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

Items 3: Defaults under Senior Securities - None

Item 4: Submission of Matters to a vote of Security Holders - None.

Item 5: Other Information - None

Item 6: Exhibits and Reports on Form 8-K

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Exhibits

a)	Plan of acquisition, reorganization, arrangement, liquidation, or succession. - None

b)	Articles of incorporation and by-laws.

1)	A copy of the Amended and Restated Articles of Incorporation of the Registrant is included as Exhibit 3.A to the Registration Statement.

2)	A copy of the Bylaws of the Registrant is included as Exhibit 3.B to this Registration Statement.

c)	Instruments defining the rights of securities holders, including indentures.

None

d)	Published report regarding matters submitted to vote of security holders.

None

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Certification of CEO pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

FIRST NATIONAL BANCSHARES, INC.

August 11, 2003	/s/ Glen W. Fausset

Glen W. Fausset
President and Director