Form 10-Q
period 2003-09-30
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2003-11-13
CIK 1067077

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share	1,992,736 shares

(class)	Outstanding as of November 7, 2003

FIRST NATIONAL BANK OF MANATEE
Index to Form 10-Q
For the period ended September 30, 2003

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

FIRST NATIONAL BANCSHARES, INC.
Consolidated Balance Sheet

Assets (000’s)

	September 30	December 31
	2003	2002

	(Unaudited)	**
Cash and Due from Banks	9,086	7,995
Int. Bearing Bank Balances	67	5,454
Fed Funds Sold	0	0
Investment Securities	44,963	40,817
Unrecognized Security Gains	118	963
Loans	179,697	158,530
Less Allowance for Credit Losses	-1,796	-1,704
Deferred Loan Fees (earned)	-299	-235
Premises and Equipment, Net	7,854	8,039
Accrued Interest Receivable	864	975
Other R. E. & Assets Owned	5	16
Other Assets	1,988	1,311
Total Assets	242,547	222,161

**Condensed from audited financial statements

Liabilities and Stockholders’ Equity (000’s)

	September 30	December 31
	2003	2002

Deposits
Demand, non-interest bearing	31,526	23,958
Demand, interest bearing	32,857	31,735
Time (CD’s, MM’s, & Savings Accounts)	128,616	124,818
TOTAL DEPOSITS	192,999	180,511
Repurchase Agreements	14,244	15,811
Accrued Interest Payable	591	722
Accounts Payable and Other Liabilities	682	621
Fed Funds Purchased and Other Short Term Borrowings	12,570	4,500
TOTAL LIABILITIES	221,086	202,165
Stockholders’ Equity
Common Stock, par value $.10 per share;
Authorized 2,500,000 shares;
Issued and Outstanding, 1,992,736	199	185
Capital Surplus	16,163	13,888
Unrecognized Gains & Losses	73	601
Retained Earnings	5,026	5,322
Net Stockholders’ Equity	21,461	19,996
Total Liabilities and Stockholders’ Equity	242,547	222,161

FIRST NATIONAL BANCSHARES, INC

Statement of Income

For the Period January 1 through September 30 (000’s)

	9 months	9 months	3 months	3 months
	2003	2002	2003	2002

Interest Income:
Loan Interest (excluding fees)	7,795	8,112	2,598	2,720
Loan Fees	208	114	77	33
Investment Securities
Taxable	899	1,242	281	408
Exempt from Federal Tax	280	276	94	91
Interest Bearing Bank Deposits	80	63	8	27
Federal Funds Sold	0	0	0	0
Total Interest Income	9,262	9,807	3,058	3,279
Interest Expense	2,289	2,904	731	967
Net Interest Income	6,973	6,903	2,327	2,312
Provision for Credit Losses	172	235	108	46
Net Interest Income
After Provision for Credit Losses	6,801	6,668	2,219	2,266
Other Operating Income
Service Charges on deposit accounts	346	369	114	130
Investment Security Gains	86	-1	3	-1
Trust Fees & Investment Sales	663	613	214	194
Other Income	361	267	114	81
Total Other Income	1,456	1,248	445	404
Other Operating Expenses
Salaries & Employee Benefits	3,416	3,022	1,181	1,012
Occupancy & Equipment Expense	904	844	309	287
Other Expenses	1,312	1,135	415	390
Total Other Operating Expenses	5,632	5,001	1,905	1,689
Profit Before Tax	2,625	2,915	759	981
Estimated Income Taxes	903	1,021	258	350
Profit After Tax	$1,722	$1,894	$501	$631

FIRST NATIONAL BANCSHARES, INC

EARNINGS PER SHARE

For the Period January 1 through September 30

	9 months	9 months	3 months	3 months
	2003	2002	2003	2002

Profit After Tax	$1,722,000	$1,894,000	$501,000	$631,000
Average Shares Outstanding[1]	1,964,894	1,930,426	1,992,736	1,931,281
Earnings per Share - Basic	$.88	$.98	$.25	$.33
Average Shares Outstanding Fully diluted[1]		2,094,298		2,094,182
Earnings per Share Fully Diluted		$.90		$.30

     1.     Adjusted for stock dividends paid on September 30, 2002 and 2003.

FIRST NATIONAL BANCSHARES, INC
COMPREHENSIVE INCOME
For the Period January 1 through September 30 (000’s)

COMPREHENSIVE INCOME: Under FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At September 30, 2003 and 2002, comprehensive income was as follows:

	($000’s)

	9 months	9 months	3 months	3 months
	2003	2002	2003	2002

Profit After Tax	$1,722	$1,894	$501	$631
Unrealized Securities Gains Net of Taxes	($528)	$467	($556)	$103

Comprehensive Income	$1,194	$2,361	($55)	$734

STATEMENTS OF CASH FLOWS
(000’s)
For the Period January 1 through September 30 (000’s)

	2003	2002

Operating activities
Net Income	1,722	1,894
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation & leasehold amortization	387	267
Allowance for loan losses net of charge offs	92	117
Decrease (increase) in accrued interest receivable	111	98
Increase (decrease) in accrued interest payable and other liabilities	254	(302)
Decrease (increase) in other assets	(664)	1,761

Net cash provided by operating activities	1,902	3,835
Investing activities
Purchase of securities , net of payments and sales	(4,152)	(1,329)
Loans originated, net of principal collections	(21,105)	(12,308)
Capital expenditures	(202)	(2,458)
Proceeds from sale of other real estate owned	0	569
Decrease (increase) in overnight funds sold	0	0

Net cash provided (used) by investing activities	(25,459)	(15,526)
Financing activities
Net increase (decrease) in demand deposits, NOW accounts, money market and savings accounts	18,182	(4,035)
Net increase (decrease) - certificates of deposit	(5,694)	(2,703)
Increase (decrease) in securities sold under agreements to repurchase	(1,567)	8,329
Increase (decrease) in overnight funds purchased	2,570	0
Term borrowings	5,500	0
Dividends paid	(5)	(5)
Proceeds from issuance of common stock	275	19
Retirement of common stock	0	0

Net cash (used) provided by financing activities	19,261	1,605
Net increase in cash and due from banks	(4,296)	(10,086)
Cash and due from banks at beginning of year	13,449	20,967

Cash and due from banks at end of quarter	$9,153	$10,881
Schedule of non-cash investing activities
Loans transferred to other real estate owned	$0	$0

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

Results for the nine month period ended September 30, 2003, may not necessarily be indicative of those to be expected for the entire year.

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

     On January 1, 1999 the Bank was merged into First National Bancshares, Inc., a Florida corporation (the Holding Company). The Holding Company was formed specifically for the purpose of having the Bank merged into it. At the time of the merger, the Holding Company had assets of $128,000 and a net worth of ($55,000). The Holding Company is now a one bank holding company with no other subsidiaries than the Bank. Therefore, there are no significant adjustments from the financial information of the Bank to the consolidated financial information for the Holding Company. In October, 2003, the company entered into an agreement to purchase Trust Company of Florida, an independent trust company operating in Venice and Leesburg, Florida. The Trust Company will add approximately $80,000,000 to the trust assets of the bank increasing the Bank’s trust assets by approximately 90%. The transaction is not expected to have any immediate impact on the earnings of the Holding Company.

     The following discussion and analysis is based on the Holding Company’s financial condition and results of operations for the period from January 1, 2003 through September 30, 2003. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

     Earnings in the first three quarters of 2003 were down $172,000 or $.10 per share when compared to earnings in the same period last year This is a 9% decrease in year to date earnings. Third quarter earnings were down $130,000 over last year or $.08 per share. This is a 21% decrease in third quarter earnings. The decreased earnings are a direct result of increased salary expense without a corresponding increase in net interest income. The increased salary expense is directly related to expansion of the Bank’s lending staff to grow the loan portfolio. The bank expected the increase in staff to result in higher loan growth this year. This did not occur due to falling interest rates prompting higher than anticipated prepayments in the mortgage portfolio. This was despite higher loan production than in prior years. The bank has seen the prepayment phenomenon abate in the third quarter of 2003 and thus the increased staff is expected to create the desired results in 2004. Year to date net interest income increased by 1% or $70,000, while the third quarter’s increase was also 1% or $16,000. Increased Other Operating Income was offset by increased other expenses. Thus, the increased salary expense directly correlated to the lower earnings of the Company. The Bank’s year to date contribution of $172,000 to loan loss reserve was $63,000 lower than last year and softened the impact of the higher salaries. The lower contribution to Loan Loss Reserve was the result of decreased loan growth and decreased charge offs in the bank’s indirect automobile lending. The bank ceased making indirect auto loans in June of 2001.

Net Interest Income. The major component of the Bank’s earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On September 30, 2003, the Bank’s assets had a repriceability over a three year period that closely matched its liability repriceability..

     The Bank had good growth in its loan portfolio in the third quarter but the average year to date outstandings are only modestly ahead of last year. This combined with slightly decreasing interest margins has resulted in net interest income approximately equal to 2002. Net interest income for nine months in 2003 was $6,973,000 compared to $6,903,000 in 2002. For the third quarter, net interest income was $2,327,000 compared to $2,311,000 last year.

Interest Earning Assets. Real estate related loans at September 30, 2003, accounted for a majority of the bank’s loan portfolio. Most of the mortgages are variable rate loans and are adjustable every one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In the first half of 2000, rates were stable allowing the portfolio to keep pace with market rates. In the second half of 2000, rates began to fall and fell more dramatically later in the year and continued into 2001. This had a temporary negative impact on in the bank’s net interest income until rates stabilized and the bank’s balance sheet repriced to the new market rates. The bank’s interest margin was much improved in the last three quarters of 2001 and has continued to improve over the first three quarters of 2002. In the last 4 quarters, margins have declined modestly.

     The Bank’s investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 24% of the Bank’s investment portfolio re-prices in one year. Due to rising interest rates in the third quarter, the Bank’s Available-for-Sale portfolio has a market value of about $118,000 above book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 8.5% of total assets on September 30, 2003, and primarily consisted of cash and due from banks, equipment and branches, deferred taxes, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank’s lending and investment activities is deposits. At September 30, 2003 the Bank’s total deposits were $193 million plus $14 million in repurchase agreements. The Bank’s deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank’s market area. The Bank has 17% of its deposits in NOW Accounts and 67% of its deposits in Savings, MMA’s and CD deposits. Despite the high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank’s liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. Over the last several years, the bank has been able to grow without growing its deposits from certificates. The Bank is not in the practice of paying above market rates on deposits.

Non-interest Income. The Bank’s non-interest income for the nine month period ended September 30, 2003 was $1,456 including $663,000 from its Financial Services and Trust Department. These are up 17% and 8% over last year. In the third quarter total other income was up $41,000 or 10% and Trust and Financial Services income was up $20,000 or 10%. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank has had $86,000 in security gains in 2003. The other significant items of non-interest income represented service charges on deposit accounts, and merchant credit card account income.

Non-interest Expense. The Bank’s non-interest expense for the nine month period ended September 30, 2003 was $5,632,000 including $3,416,000 of salaries and employee benefits. This are up 13% from last year. In the third quarter, the bank’s other operating expenses were $1,905,000 and staff expenses were $1,181,000, up 13% and 17% from the prior year. The Bank’s occupancy and equipment expenses for the nine month period ended September 30, 2003 were $904,000, up 7% from 2002 and the third period expense was $309,000, up 8% from the prior year. This increase in expense is again directly attributable to the bank’s opening of a loan production office in Sarasota and the corresponding expansion of our lending staff.

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

     An allowance for loan loss expense of $172,000 was charged to operating expenses for the nine month period ended September 30, 2003 including $108,000 that was charged in the third quarter of the year. The Bank had net charge offs during these respective periods of $79,000 and $36,000. The balance of the loan loss reserve expense was to cover the growth in the loan portfolio. At September 30, 2003 the Bank has a total of $1,796,000 reserved for future loan losses. This is up from $1,668,000 at September 30, 2002.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full,

timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had no loans at September 30, 2003. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has set up no specific reserves on either of these loans.

     The bank also had no other real estate owned at September 30, 2003.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank’s stockholders’ equity, subordinated debt, and the allowance for credit losses. At September 30, 2003, the Bank’s primary capital ratio was 9.0%. In 1991, the Comptroller began evaluating banks’ capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a risk based capital ratio of 12.8%

Liquidity. Management of the Bank continually evaluates its liquidity position. Management believes that the Bank’s investment portfolio, when combined with interest bearing bank balances and Fed Funds sold, provides adequate liquidity to meet the Bank’s needs. As noted in “Funding Sources” above, management believes that the high concentration of time deposits is primarily due to customer relationships and not to higher-than-market rates and, thus, do not present any unusual liquidity risk. In addition, the bank has established borrowing lines with correspondent banks, and with the Federal Home Loan Bank to cover liquidity needs.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $2,624,000 at September 30, 2003 representing 6% of the investment securities portfolio.

     Federal funds and lines of credit with other banks also provide the bank with sources of funds for meeting its liquidity needs. At year-end, the bank had lines of credit established with other banking institutions totaling $36,000,000 of which $23,430,000 was unused and available.

     Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

     Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at September 30, 2003, are summarized as follows:

Time Deposits

(thousands of dollars)
3 months or less	$3,911
Over 3 through 12 months	13,209
Over 12 months	2,119

Total	$19,239

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

     The following table shows the interest sensitivity gaps for four different time intervals as of September 30, 2003. For the first year, interest-sensitive assets exceed liabilities by $18,785,000. For the next two years, liabilities reprice more rapidly than assets lowering the bank’s asset sensitive position to an essentially balanced position for the three year period. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

	As of September 30
	(thousands of dollars)
	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years

Interest-sensitive assets	$65,504	$54,517	$61,870	$42,014
Interest-sensitive liabilities	44,130	57,106	81,538	5,513

Interest sensitivity gap	21,374	(2,589)	(19,668)	36,501
Cumulative gap	$21,374	$18,785	$(883)	$35,618

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

Item 1: Legal Proceedings Against the Bank - None.

Item 2: Changes in Securities and Use of Proceeds - None

Items 3: Defaults under Senior Securities - None

Item 4: Submission of Matters to a vote of Security Holders - None.

Item 5: Other Information - None

Item 6: Exhibits and Reports on Form 8-K

     Exhibits

a)	Plan of acquisition, reorganization, arrangement, liquidation, or succession. – On Oct 17, 2003 the company entered into an agreement to acquire the Trust Company of Florida, Inc. The agreement is part of the company’s 8-k filed with the SEC on October 17, 2003 and is made a part hereto by reference.

b)	Articles of incorporation and by-laws.

1)	A copy of the Amended and Restated Articles of Incorporation of the Registrant is included as Exhibit 3.A to the Registration Statement.

2)	A copy of the Bylaws of the Registrant is included as Exhibit 3.B to this Registration Statement.

c)	Instruments defining the rights of securities holders, including indentures.

None

d)	Published report regarding matters submitted to vote of security holders.

None

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC. (Registrant)

Date: November 13, 2003	By /s/ Glen W. Fausset
President and Chief Financial Officer