Form 10-K
period 2003-12-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2004-03-26
CIK 1067077

Filed with Securities and Exchange Commission on March 29, 2004

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2003

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

Common Stock, $.10 par value

(Title of Class)

The number of shares of Common Stock in the Company outstanding on March 22, 2004 was 2,055,109.

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the company at June 30, 2003, was $38,394,855.

DOCUMENTS INCORPORATED BY REFERENCE	Part of Form 10-K into
in this Form 10-K	which incorporated
Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 20, 2004	Part III

PART I

ITEM 1. BUSINESS

A. General Development of Business

     First National Bancshares, Inc. (the “Company) is a Bank Holding Company formed in 1998 and incorporated in the State of Florida. Effective January 1, 1999, the Company merged First National Bank of Manatee (the “Bank) with and into an interim national bank that was a wholly owned subsidiary of the Company. As a result of that transaction, the Bank became and continues to be a wholly owned subsidiary of the Company. In April 1999, the Bank changed its name to 1st National Bank & Trust. The Company has no other subsidiaries. Accordingly, the discussion of the Company’s business and operations will refer solely to the Bank.

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

     In December 1994, the Bank received permission from the Office of the Comptroller of the Currency to open a Trust Department. The Bank hired an experienced trust officer and after a period of organization began operations and opened the department for solicitation of trust business in March of 1995. At year-end 2003, the trust department had over $101,000,000 in customer assets. The department showed a profit in 1996, its first full year of operation, and has been profitable in each subsequent year. In October of 2003, the bank entered into an agreement to acquire The Trust Company of Florida, a trust bank through merger. In February, 2004, the shareholders of Trust Company approved the acquisition and the merger was consummated on March 15, 2004. At the time of merger, The Trust Company of Florida had in excess of $84,000,000 in customer assets and 1st National had more than $108,000,000 in customer assets. Management expects to integrate the trust accounting systems for the two entities by the end of May 2004.

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

     In April of 2003, the bank opened a Loan Production Office in downtown Sarasota in an effort to increase loan volume in the

Sarasota market.

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

     (4) Competition

     The banking business in Florida in general, and in Manatee County in particular, is highly competitive. The Bank competes with other commercial banks in Manatee County and the surrounding area for all services customarily provided by commercial banks. In addition, the Bank faces significant competition from non-bank institutions, including savings and loan associations, finance companies, insurance companies, mortgage companies, mutual funds, credit unions, and other types of financial institutions. According to the most recent market data, there are approximately 23 deposit taking/lending institutions operating in Manatee County. The Bank currently ranks fifth in deposits in the market with 5.1% market share. Bank of America, NA ranks first, with a market share of 26.6%. No other deposit taking/lending institution in Manatee County possesses a market share over 10%. Competition for deposits may have the effect of increasing rates of interest the Bank will pay on deposits, which would increase the Bank’s cost of money and possibly reduce its net earnings. Competition for loans may have the effect of lowering the rate of interest the Bank will receive on its loans, which would lower the Bank’s return on invested assets and possibly reduce its net earnings.

     The Bank’s main office is located adjacent to the Palma Sola Shopping Center at the southeast corner of 59th Street and Manatee Avenue West. Republic Bank (a Pinellas County community bank), Gold Bank, and Provident Bank have branches within one block of the Bank’s principal office. The Bank’s island office is located on a highly visible corner on Anna Maria Island. There are two commercial banks located on the island. The Braden River Branch on highway 64 is -1/2 mile east of a Bank of America branch across from an AmSouth office. The Highway 70 branch is about -1/2 mile east of Bank of America. The Bank’s Ellenton branch is east of a Southtrust branch and a Gold Bank branch.

     (5) Loan Commitments

     At December 31, 2003 and 2002, the Bank had commitments to originate and disperse on loans of approximately $34,566,000 and $19,758,000 respectively. Substantially all of both years’ figures include commitments to originate construction real estate loans and pre-approved commercial lines of credit. The Bank expects that all of the commitments at December 31, 2003 will be exercised within the current year. In addition, at December 31, 2003 and 2002, the Bank had in place letters of credit of approximately $1,895,000 and $1,337,000, respectively. The Bank does not expect that any of the standby letters of credit in place at December 31, 2003 will be exercised within the current year. The Bank had no commitments to purchase loans at December 31, 2003 and 2002.

     (6) Financial History

     The Bank first opened to the public on July 18, 1986. As of December 31, 2003, the Company had total assets of $277,232,000 compared with total assets of $222,161,000 at December 31, 2002 and $212,470,000 of total assets at December 31, 2001. At year-end 2003, the Company had total deposits of $233,327,000, compared with Bank deposits of $180,511,000 at year end 2002 and $175,848,000 of total deposits at year end 2001. In addition, the Company had loans of $206,742,000 at the end of 2003, compared with $158,530,000 of loans in the Bank at the end of 2002 and $145,9445,000 of loans at the end of 2001. For more detailed financial information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto appearing elsewhere in this Annual Report.

     (7) Employees

     At December 31, 2003, the Company had no direct employees. The Bank employed 82 people, of which three were executive officers, and 9 were part-time employees. The Company’s employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be excellent. The Company provides employee benefits customary in the banking industry, which include major medical insurance, group term life insurance, a defined benefit pension plan, a 401-K plan, and vacation and sick leave.

ITEM 2. PROPERTIES

     First National Bancshares, Inc.’s corporate office is located in the main office of the Bank at 5817 Manatee Avenue West. This facility is a two story building of approximately 6,000 square feet, which is adjacent to the Palma Sola Shopping Center. The Bank moved into the building on August 17, 1987 under a lease agreement and purchased the building in January of 2002.

     In addition to its main office, the Bank has branch offices in the following locations: 4770 State Road 64 East; 9000 State Road 70 East; 8425 US 301 North, Parrish; 5324 Gulf Drive, Holmes Beach. The Bank has owned all of these branch locations since their respective openings. The Bank believes that over time, this will reduce the bank’s operating expenses by eliminating the financing costs of the landlord and the CPI increases that are incorporated into long term leases. In addition, the bank occupies leased space in downtown Sarasota for a loan production office.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted for approval by the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     As a result of the acquisition of the Bank by First National Bancshares, Inc. on January 1, 1999 the then shareholders of the Bank now own 2 shares of Company stock for each share of Bank stock previously held. Upon the consummation of the acquisition, all Bank Common Stock was held by the Company and all previous shareholders of the Bank became shareholders in the Company. Effective October 1, 2002, the Company stock began trading on the NASDAQ small Cap Market under the symbol FBMT. The following table shows the high and low bid prices for each quarter of 2002 and 2003 after adjusting for the 5% stock dividends in each year.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
	Low	High	Low	High	Low	High	Low	High	Low	High
2002	12.70	14.60	14.51	17.23	15.48	18.57	17.42	20.00	12.70	20.00
2003	19.02	23.33	20.18	22.05	18.67	21.90	20.33	23.40	18.67	23.40

     As of March 22, 2004, there were 797 holders of record of the Common Stock of the Company.

     The Bank paid its first and only cash dividend of $.15 per share in 1991. In 1994 through 1998, the Bank paid annual stock dividends equal to 5% of the shares outstanding each time. On January 1, 1999, the Bank’s stock was exchanged two for one for Company stock. The Company also paid 5% stock dividends in 1999 thru 2003. Future Bank dividends, if any, will be paid to the Company. Future dividend payments to the holders of Common Stock of the Company will be at the discretion of the Board of Directors of the Company and will depend upon factors such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions. The Bank’s capital requirements to open branches or acquire other institutions may also impact the Bank’s ability to make dividend distributions to the Company thus affecting the Company’s ability to pay dividends. Additionally, under certain circumstances, approval of the Comptroller may be required prior to the payment of any dividends by the Bank, which would in turn affect the Company’s ability to pay dividends to its shareholders. Future payment of dividends by the Bank to the Company and the Company to its shareholders cannot be guaranteed. A description of certain restrictions imposed upon the Banking Industry by the Comptroller with respect to the declaration and payment of dividends to the Company is included in notes to the audited financial statements attached hereto.

     During the 4th Quarter of 2003, the Company did not repurchase any of its outstanding common shares.

Equity Compensation Plan Information

In 1995, the shareholders of the Bank approved an Incentive Stock Option Plan for key officers and employees of the Bank to be administered by the Board of Directors of the Bank. In 1999, the shareholders approved a renewal of that plan. Under the plan, and at the discretion of the Board, deserving officers and employees of the Bank are awarded stock options at the current fair market value of the stock. When the Company, as a bank holding company acquired the Bank, it assumed the duties and responsibilities of the plan from the Bank. The following table summarizes the shares outstanding under the plan and the shares remaining in the plan.

			Number of securities
		Weighted-average	remaining available for
	Number of securities to be	exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	144,492	$15.26	172,975
Equity compensation plans not approved by security holders	0	0	0
Total	144,492	$15.26	172,975

Item 6. SELECTED FINANCIAL DATA

SELECTED INCOME DATA
Years Ended December 31,
(000’s except per share & dividend data)

	2003	2002	2001	2000	1999
Interest income	$12,616	$13,026	$14,164	$13,812	$11,743
Interest expense	3,144	3,795	6,699	7,334	5,687
Net interest income	9,472	9,231	7,465	6,477	6,056
Provision for loan losses	447	321	250	152	227
Net interest income after provision for loan losses	9,025	8,910	7,215	6,325	5,829
Other non-interest income	1,867	1,645	1,847	1,342	1,293
Other non-interest expenses	7,621	6,672	6,209	5,522	5,084
Income before income taxes	3,271	3,883	2,852	2,146	2,036
Provision for income taxes	1,120	1,349	975	666	635
Net income (loss)	2,151	2,534	1,877	1,480	1,402
Earnings per share *	1.08	1.31	.97	.77	.73
Diluted Earnings per share*	1.01	1.21	.91	.73	.70
Cash dividends declared	N/A	N/A	N/A	N/A	N/A
Stock dividends declared	5%	5%	5%	5%	5%

SELECTED BALANCE SHEET DATA
YEAR ENDED DECEMBER 31
(000’s except per share & outstanding share data)

	2003	2002	2001	2000	1999
Total assets	$277,232	$222,161	$212,471	$197,043	$175,802
Average total assets	236,581	214,652	203,218	185,789	167,575
Net investment securities	47,113	41,781	37,903	41,061	40,849
Net loans	204,314	156,590	144,302	135,932	120,708
Total deposits	233,327	180,512	175,849	170,271	152,184
Repurchase agreements & other borrowed money	20,801	20,311	17,966	9,918	9,032
Capital lease obligation	-0-	-0-	414	462	505
Total stockholders’ equity	22,015	19,996	17,047	14,635	12,575
Book value per share *	11.04	10.31	8.85	7.63	6.56
Average total equity	21,185	18,571	16,022	14,293	12,180
Average common shares Outstanding *	1,988,807	1,931,895	1,923,270	1,918,089	1,918,195

*	Retroactively adjusted for 5% stock dividends paid in 1999 thru 2003 and a two for one stock split in 1999.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential:

DECEMBER 31

	2003			2002			2001
	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
ASSETS
Interest-earning assets:
Loans*	$169,677	$10,933	6.44%	$154,238	$10,987	7.12%	$140,931	$11,681	8.23%
Taxable investment securities	$32,650	$1,210	3.71%	$31,102	$1,550	4.98%	$30,505	$1,731	5.69%
Tax-exempt investment securities	$10,122	$377	3.72%	$8,627	$387	4.49%	$8,864	$376	4.24%
Federal funds sold & interest bearing bank balances	$8,866	$96	1.08%	$6,612	$102	1.54%	$9,899	$376	3.80%

Total interest-earning assets	$221,315	$12,616	5.70%	$200,579	$13,026	6.49%	$190,199	$14,164	7.41%
Non-interest-earning assets:
Cash and due from banks	$6,985			$5,813			$4,973
Premises and equipment (net)	$7,884			$8,101			$6,214
Other assets	$2,450			$1,989			$3,007
Less allowance for loan losses, deferred fees & securities market valuation	$(2,053)			$(1,830)			($1,175)

TOTAL	$236,581			$214,652			$203,218

DECEMBER 31

	2003			2002			2001
	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$36,960	$194	.52%	$29,505	$164	0.56%	$23,300	$261	1.12%
Savings deposits	$63,031	$579	.92%	$55,207	$753	1.36%	$53,271	$1,613	3.03%
Time deposits	$67,207	$1,988	2.96%	$63,272	$2,315	3.66%	$72,796	$4,182	5.74%
Federal funds purchased & other borrowed money	$5,984	$226	3.78%	$6,340	$310	4.89%	$5,000	$302	6.04%
Repurchase agreements	$15,985	$157	.98%	$17,131	$252	1.47%	$8,342	$288	3.45%
Other	$0	$0	N/A	$6	$1	16.67%	$436	$53	12.13%

Total interest-bearing Liabilities	$189,167	$3,144	1.66%	$171,461	$3,795	2.21%	$163,145	$6,699	4.11%
Non-interest-bearing liabilities:
Demand deposits	$24,760			$22,994			$22,258
Other	$1,469			$1,446			$1,928

Total Liabilities	$215,396			$195,901			$187,331
Shareholders’ equity	$21,185			$18,751			$15,887

Total	$236,581			$214,652			$203,218
Net interest on earnings		$9,472			$9,231			$7,465
Net yield on interest earning assets			4.28%			4.60%			3.92%

*	For the purpose of these computations, non-accruing loans are included in the daily average loan amounts outstanding

The following table sets forth a summary of the changes in interest and fees earned and interest paid resulting from changes in volume and changes in rates.

	2003 Compared to 2002			2002 Compared to 2001
	Increase (Decrease) Due to *			Increase (Decrease) Due to *
	Volume	Rate	Net	Volume	Rate	Net
	(THOUSANDS OF DOLLARS)
Interest earned on:
Loans (domestic)	$1,100	($1,154)	($54)	$1,095	($1,789)	($694)
Taxable investment securities	77	(417)	(340)	34	(215)	(181)
Tax-exempt investment securities	67	(77)	(10)	(10)	21	11
Federal funds sold & interest bearing balances	35	(41)	(6)	(125)	(149)	(274)

Total interest earning assets	$1,279	($1,689)	($410)	$994	$(2132)	$(1,138)
Interest paid on:
Demand deposits	$41	($11)	$30	$69	($166)	($97)
Savings deposits	107	(281)	(174)	59	(919)	(860)
Time deposits	144	(471)	(327)	(546)	(1,321)	(1,867)
Federal funds purchased	(17)	(67)	(84)	81	(73)	8
Repurchase Agreements	(17)	(78)	(95)	303	(339)	(36)
Other	(1)	0	(1)	(52)	-0-	(52)

Total interest bearing liabilities	$257	($908)	($651)	($86)	($2,818)	($2,904)

*	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each

     Investment Portfolio

     The following table sets forth the carrying amount (book value) of investment securities at the dates indicated:

		December 31
	2003	2002	2001
	(thousands of dollars)
U.S. Treasury and other U.S. Government agencies	$37,360	$31,437	$27,843
States and political subdivisions	$8,568	$9,285	$9,136
Other	$941	$1,059	$923

TOTAL	$46,869	$41,781	$37,902

The following table sets forth the maturities of investment securities at par value on December 31, 2003 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the projected life of each security. Tax equivalent adjustments have not been made in calculating yields on obligations of state and political subdivisions. Mortgage backed securities are categorized by average life. Callable bonds are categorized by their projected call date under current market conditions.

				Maturing
				(thousands of dollars)
	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury & Government Agencies
Fixed rate	$00	N/A	$3,000	2.83%	$1,000	3.25%	$00	N/A	$4,000	2.94%
Floating Rate	$00	N/A	$00	N/A	$00	N/A	$00	N/A	$00	N/A
U.S. government agencies, MBS’s and CMO’s
Fixed rate	$911	5.35%	$26,061	3.74%	$4,078	3.68%	$00	N/A	$31,050	3.78%
Floating rate	$00	N/A	$310	2.64%	$00	N/A	$00	N/A	$310	2.64%
States and political subdivisions	$102	4.15%	$6,538	4.12%	$1,928	3.45%	$00	N/A	$8,568	3.97%
Other	$00	N/A	$2,000	8.25%	$00	N/A	$00	N/A	$2,000	8.25%

TOTAL	$1,013	4.46%	$37,909	3.96%	$7,006	4.30%	$00	M/A	$45,928	3.93%

Loan Portfolio

     The following table shows the maturity of fixed rate loans outstanding as of December 31, 2003. Also provided are the amounts with maturities beyond one year classified according to the sensitivity changes in interest rates. These numbers exclude loans on non-accrual.

Maturing or Repricing Opportunities

	Within	After One But	After
	One Year	Within Five Years	Five Years	Total
Loans with:
1-4 Family 1st Mortgages	$27,371	$41,788	$1,212	$70,371
All Other Loans	$51,950	$65,925	$17,179	$135,054

Total	$79,321	$107,713	$18,391	$205,425

     Non-accrual, Past Due and Restructured Loans

The following table summarizes the Bank’s non-accrual, past due and restructured loans:

	December 31
	(Thousands of Dollars)
	2003	2002
Non-accrual loans:	$1,317	$1,611
Accruing loans past due 90 days or more:	$0	$0
Restructured loans:	$0	$0

Total	$1,317	$1,611
Interest Income not collected that would have been collected under original terms:	$9	$14
Commitments to lend additional funds:	$0	$0

Potential Problem Loans

At December 31, 2003 the Bank had identified no loans for which payments presently are current but the borrowers are experiencing or have recently experienced financial difficulties other than the non-accrual loans.

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

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for the years ended December 31, 2003 and 2002.

	Year Ended December 31
	2003	2002
	(thousands of dollars)
Loan Loss Reserve Balance at January 1	$1,704	$1,551
Charge-offs:
Commercial and other loans	0	0
Real estate	0	0
Installment/consumer	101	182

Total Charge-offs	$101	$182
Recoveries:
Commercial and other loans	$0	$0
Real estate	0	0
Installment/consumer	16	14

Total Recoveries	$16	$14
Net charge-offs (recoveries)	85	168
Additions charged to operations *	448	321

Loan Loss Reserve Balance at December 31	$2,067	$1,704
Ratio of net charge-offs to average loans outstanding:	0.05%	0.11%

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

Deposits

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Averages
	Year Ended December 31
	2003		2002
	Amount	Rate	Amount	Rate
	(thousands of dollars)
Domestic bank offices:
Non-interest-bearing demand deposits	$24,760	0%	$22,994	0%
Interest-bearing demand Deposits	$36,960	0.52%	$29,505	.56%
Savings deposits	63,031	.92%	55,207	1.36%
Time deposits	67,207	2.96%	63,272	3.66%

Total	$191,958	1.44%	$170,978	1.89%

Return on Average Equity and Average Assets

The following table shows operating and capital ratios of the Bank for each of the last three years.

	Year Ended December 31
	2003	2002	2001
Return on average assets	.91%	1.58%	.92%
Return on average equity	10.2%	13.6%	11.7%
Dividend pay out ratio	0.00%	0.00%	0.00%
Average equity to average assets ratio	8.95%	8.74%	7.88%

Short-Term Borrowings

The following table shows the distribution of the Bank’s short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the last three years.

	Over Night Funds
	Purchased &
	Securities Sold Under		Other
	Agreements to	Commercial	Short-Term
	Repurchase*	Paper	Borrowings
	(thousands of dollars)
Balance at December 31:
2003	$11,301	$0	$9,500
2002	$15,811	$0	$4,500
2001	$12,966	$0	$5,000
Weighted average interest rate at year-end:
2003	.94%	0.00%	3.49%
2002	1.07%	0.00%	4.19%
2001	1.85%	0.00%	5.93%
Maximum amount outstanding at any month’s end:
2003	$19,730	$0	$10,000
2002	$21,295	$0	$13,750
2001	$12,966	$0	$5,000
Average amount outstanding during the year:
2003	$16,235	$0	$5,734
2002	$17,117	$0	$6,334
2001	$8,342	$0	$5,000
Weighted average interest rate during the year:
2003	.97%	0.00%	3.87%
2002	1.47%	0.00%	4.89%
2001	3.45%	0.00%	5.93%

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

FORWARD LOOKING STATEMENTS

     Statements contained in this portion of the Company’s annual report may be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Such forward-looking statements are based on current expectations, but may differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. Other factors which could have a material adverse effect on the operations of the Company and its subsidiaries which include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in relevant accounting principles and guidelines and other factors over which management has no control. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Sources and Uses of Funds Trends

	2003			2002			2001
	Average	Amount	%	Average	Amount	%	Average
	Balance	Change	Change	Balance	Change	Change	Balance
			(thousands of dollars)
Funding uses:
Loans	$169,677	$15,439	10.0%	$154,238	$13,307	9.4%	$140,931
Taxable investment securities	32,650	1,548	5.0%	31,102	597	2.0%	30,505
Tax-exempt investment securities	10,122	1,495	17.3%	8,627	(237)	(2.8%)	8,864
Federal funds sold & Interest bearing bank balances	8,866	2,254	34.1%	6,612	(3,287)	(33.2%)	9,899

Total uses	$221,315	$20,736	10.3%	$200,579	$10,380	5.5%	$190,199
Funding sources:
Demand deposits:
Non-interest-bearing	$24,760	$1,766	7.7%	$22,994	$736	3.3%	$22,258
Interest-bearing	36,960	7,455	25.3%	29,505	6,205	26.6%	23,300
Savings Deposits	63,031	7,824	14.2%	55,207	1,936	3.6%	53,271
Time deposits	67,207	3,935	6.2%	63,272	(9,524)	(13.1%)	72,796
Federal funds purchased and other borrowings	5,984	(362)	(5.7%)	6,346	910	16.7%	5,436
Repurchase agreements	15,985	(1,146)	(6.7%)	17,131	8,789	105.4%	8,342
Other	7,388	1,264	20.6%	6,124	1,328	27.7%	4,796

Total sources	$221,315	$20,736	10.3%	$200,579	$10,380	5.5%	$190,199

     The Bank uses its funds primarily to support its lending activities. Average loans increased by $15,039,000 or 9.8% in 2003 after increasing by $13,307,000 or 9.4% in 2002. The increase was largely the result of continued emphasis on lending by Bank management and continued economic conditions in the local market.

     Average taxable bond investments, another use of funds, increased by $1,548,000 or 5.0% in 2003 and are used to provide liquidity for the Bank, while tax-exempt bond investments decreased by $1,495,000 or 17.3% and provide enhanced yield due to their special income tax treatment..

     The Bank’s increase in earning assets from 2002 to 2003 was funded by increased deposits. The Bank sought to grow its loan portfolio in 2003, and to fund this growth, it sought deposits in the local market place. Although deposit growth was from all types of deposits, the Bank showed the greatest absolute growth in NOW and money market accounts.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $4,945,000 at December 31, 2003 representing 11% of the investment securities portfolio, a decrease from the 2002 amount of $13,227,000. This is due to the Bank making an effort to shorten its average bond maturity while rates are low. Shortening the maturity of the portfolio will have the effect of not locking in investment rates while rates are low.

     The Bank moderates its liquidity needs by maintaining short term borrowing lines with several regional banks. At year-end, the Bank had lines of credit established with other banking institutions totaling $105,000,000.

     Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

     Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at December 31, 2003, are summarized as follows:

Time Deposits
(thousands of dollars)
3 months or less	$7,601
Over 3 through 12 months	9,635
Over 12 through 36 months	13,570
Over 36 months	770

Total	$31,576

     Interest rate sensitivity varies with different types of interest earning assets and interest-bearing liabilities. Overnight federal funds, on which rates change daily, and loans, which are tied to the prime rate, differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and money market accounts are much more interest rate sensitive than passbook savings accounts. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-sensitive earning assets over interest-bearing liabilities. The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 2003. For the first year, interest-sensitive assets exceed liabilities by $30,986,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

		As of December 31
		(thousands of dollars)
	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years
Interest-sensitive assets	$83,201	$62,357	$64,702	$50,704
Interest-sensitive liabilities	52,215	38,315	125,624	4,983

Interest sensitivity gap	30,986	24,042	(60,921)	45,721
Cumulative gap	$30,986	$55,028	($5,893)	$39,828

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

     The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. For the Bank, Tier 1 capital consists of common shareholders’ equity. Tier 2 capital consists of allowance for loan and lease losses. All banks must maintain a minimum leverage ratio of Tier 1 capital to total assets of 3%. To be considered adequately capitalized, banks are required to meet a minimum ratio of 8% of qualifying total Tier 1 and Tier 2 capital to risk-adjusted total assets and at least 4% ratio of Tier 1 capital to total assets. The Bank had corresponding ratios of 11.5% and 8.3% at year-end. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

The table below illustrates the Bank’s regulatory capital ratios at December 31

	2003	2002
	(thousands of dollars)
Tier 1 Capital	$21,481	$19,395
Tier 2 Capital	$2,067	$1,704

Total Qualifying Capital	$23,548	$21,099
Risk Adjusted Total Assets (including off-balance exposures)	$204,529	$156,636
Tier 1 Risk-Based Capital Ratio	10.5%	12.4%
Total Risk-Based Capital Ratio	11.5%	13.5%
Leverage Ratio	8.3%	8.8%

At December 31, 2003, there were no commitments for expenditures that would impact the capital of the Bank or the Company.

Relationship Between Significant Financial Ratios

The following table illustrates this relationship where the percent return on equity times the percent of earnings retained equals the internal capital growth percentage:

	2003	2002	2001
Return on average equity	10.2%	13.6%	11.7%
Earnings retained	100%	100%	100%
Internal capital growth	11.1%	15.1%	12.8%

     From a level of 8.0% in 1998, the rate of internal capital growth has increased to 12.8% in 2001, 15.1% in 2002 and 11.1% in 2003. This increasing growth rate is directly related to the increasing profitability of the Bank.

     To maintain adequate capital, the Bank and the Company will continue their efforts to maintain its level of earnings and will give appropriate consideration to capital needs for expansion and growth before determining annual dividend pay out to the Company or to shareholders.

Results of Operations

     The Company’s net income for 2003 was $2,151,000, a decrease of 15% from 2002 earnings of $2,534,000 but up 15% from 2001 earnings of $1,877,000. On a per share basis, net income for the similar periods were $1.08, $1.31 and $.98 after retroactively adjusting for annual 5% stock dividends.

     Income improved significantly from 2001 to 2003, despite the growth in overhead due to the opening of a branch and an investment sales subsidiary of the Bank and expansion of the Trust Department. However, 2003 income was impacted by low interest rates and the proliferation of refinancing in the real estate markets. The overhead associated with the replacement of refinanced loans and with the growth of the bank impacted the bank’s net profits. However, many of these expenses are non-recurring and the overhead associated with the loan portfolio is expected to return to more normal levels in 2004. Net interest income was up by $242,000 for 2003 over 2002. These increased revenues were offset by increased loan loss reserve expenses of $126,000 due to loan portfolio growth. Most of this growth and corresponding expense occurred in the fourth quarter and accordingly was too late in the year to significantly contribute to increased net interest income.

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

     To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. At December 31, 2003, approximately 60% of the loan portfolio was repriceable or expected to repay within one year.

     Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on equity and return on assets. The Bank’s return on average equity was 10.2% in 2003, down from 13.6% in 2002, and 11.7% in 2001. The Bank’s returns on average assets (ROAA) were .92% in 2001 and 1.58% in 2002 to .91% in 2003. In 1995, the Board of Directors adopted a strategy of growth for the Bank knowing that the increased overhead would impact the Bank’s earnings for several years. The strategy anticipated that increased revenues would eventually offset the substantial increase in overhead resulting from branch openings. This in fact happened in 1997 through 1999. With the slower growth in overhead expenses, earnings improved during those years. With the opening of the new branch in 2000, some of the overhead efficiencies were lost, but were regained in 2001 and 2002. Early in 2003, the bank increased staffing in both the financial product sales staff and in the loan production area. By the fourth quarter of 2003, both areas began showing significant increases in business which will result in future income to the bank.

LOANS

Loan Portfolio

The following table shows the Bank’s loans distribution at the end of each of the last two years.

	December 31,
	2003	2002
	(Thousand of dollars)
Domestic Loans:
Commercial and Other	$9,684	$10,500
Real estate-construction	10,815	2,509
Real estate - Residential	82,202	59,303
Real estate - Other	99,489	80,454
Installment/Consumer	3,236	4,153
Non-accrual	1,317	1,611

Total domestic loans	$206,743	$158,530

     Real estate mortgage loans at year-end 2003 and 2002 comprised the greatest percentage of total loans. Commercial non-real estate and consumer loans were approximately 5% and 2% respectively at the year-end 2003. The growth in loans outstanding at year-end 2003 was the result of an initiative by management to grow the loan portfolio.

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

Composition of Allowance for Loan Losses

This table shows an allocation of the allowance for loan losses as of the last two year-ends:

	December 31, 2003		December 31, 2002
		Percent of		Percent of
		Loans in each		Loans in each
		category to		category to
	Amount	Total Loans	Amount	Total Loans
		(thousands of dollars)
Commercial, Commercial RE, Construction & Agricultural	$753	63%	$241	63%
Real estate-residential	$548	32%	$106	32%
Consumer	$54	4%	$12	4%
Special allocations	$7	1%	$136	1%
Unallocated	$705	0%	$1,209	0%

Total	$2,067	100%	$1,704	100%

     The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.

     In 2003 the allowance for loan losses approximates 1.00% of loans, down slightly from 1.07% in 2002. The allowance for loan losses is changed when management determines that the prospects of recovery of the principal or interest of a loan or lease are doubtful. Subsequent recoveries, if any, are credited to the allowance. Real estate mortgage loans are written down to fair value upon the earlier receipt of a deed in lieu of foreclosure, upon completion of foreclosure proceedings, or upon in-substance foreclosure. Commercial and other loan charge-offs are made based on management’s on-going evaluation of non-performing loans. At year-end, the Bank had no “impaired” loans under SFAS 114, which became effective on January 1, 1995.

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

	Distribution of Non-performing Assets
	December 31
	2003	2002
	(thousands of Dollars)
Commercial, Commercial RE, & Construction	$1,317	$1,611
Residential RE	0	0
Installment/Consumer	0	0

Total non-performing loans	$1,317	$1,611
Other real estate owned	$0	$0
Other Assets	$0	$16
Debt Security	$0	$0

Total non-performing assets	$1,317	$1,627
Non-performing loans to year-end loans	.64%	1.02%
Non-performing assets to year-end loans and other real estate owned	.64%	1.03%

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

     At year-ends 2003 and 2002, there was $1,317,000 and $1,611,000 non-accrual loans respectively, and consequently there was $8,600 additional interest income that would have been recorded had the loans been accruing interest.

     At December 31, 2003, the Bank had no loans, which were not included in the 90 day past due or non-accrual categories, where the borrowers are currently experiencing or have recently experienced financial difficulties but are current on their payments. This is down from $894,000 at December 31, 2002.

     At December 31, 2003, the Bank had no commitments to lend additional funds with respect to non-performing loans.

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

Income Taxes

     The Company’s effective tax rate was 34% in 2003 which is down from 35% in 2002. The effective rate is lower than the statutory rate primarily due to certain tax-exempt interest income.

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

Off Balance Sheet Arrangements

     At December 31, 2003 and 2002, the Bank had commitments to originate and disperse on loans of approximately $34,566,000 and $19,758,000 respectively. Substantially all of both years’ figures include commitments to originate construction real estate loans and pre-approved commercial lines of credit. The Bank expects that all of the commitments at December 31, 2003 will be exercised within the current year. In addition, at December 31, 2003 and 2002, the Bank had in place letters of credit of approximately $1,895,000 and $1,337,000, respectively. The Bank does not expect that any of the standby letters of credit in place at December 31, 2003 will be exercised within the current year. The Bank had no commitments to purchase loans at December 31, 2003 and 2002.

Governance

     The Company’s audit committee is comprised of members of the Board of Directors excluding officers and certain other board members, who by definition, could have conflicts of interest. The members of the audit committee all have varying levels of financial expertise, but none meet the regulatory definition of financial expert. The Company currently has no board member who qualifies as a “financial expert” that is eligible to serve on the audit committee. As the holding company for a community bank, the Company has chosen not to seek out board members solely for the purpose of filling this role but rather sought board members who are leaders in the community and/or hold significant investment in the Company. When the board considers the nomination of new members, consideration will be given to filling the role of financial expert.

     During the 4th Quarter of the year, the Board of Directors of the Company and the Bank adopted a Code of Ethics and Business Conduct applicable to the members of the Board of Directors and the officers of the Company and the Bank. The Chief Executive Officer, Chief Financial Officer and other senior financial officers of the Company and the Bank, specifically are subject to the Code. A copy of the Code may be obtained, at no cost, by contacting Angela O’Reilly, Corporate Secretary.

     Also, during the year, the Board of Directors amended the bylaws of the Company eliminating the classified board system, thus changing the term of service for the directors from three years to only one year. The previous bylaw read as follows:

Section 4. Term of Office. The Board of Directors shall be divided into three classes as nearly equal in number as possible with the term of office of one class expiring each year; and at the annual meeting of shareholders in 1999, directors of the first class shall be elected to hold office for a term expiring at the next succeeding annual meeting; directors of the second class shall be elected to hold office for a term expiring at the second succeeding annual meeting; and directors of the third class shall be elected to hold office for a term expiring at the third succeeding annual meeting. Thereafter, at each annual meeting of shareholders, the successors to the class of directors whose terms shall then expire, shall be elected to hold office until the third succeeding annual meeting after such election and until their successors are elected and qualified. When the number of directors is changed, the newly established directorships shall be apportioned among the classes so as to make all classes as nearly equal in number as possible.

The amended bylaw reads as follows:

Section 4. Term of Office. Directors shall be elected at the annual meeting of shareholders and shall hold office until the annual meeting next succeeding their election and until their successors are elected and qualified.

     A complete copy of the bylaws of the company is attached as Exhibit 3.2 to this document.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item is incorporated herein by reference to the information set forth under the following captions contained in this Form 10-K:

(i)	“Management’s Discussion and Analysis of Financial Condition and Results of Operations"—Liquidity and Interest Rate Sensitivity Management.

(ii)	PART II — Item 6. — “Selected Financial Data” — Investment Portfolio

(iii)	PART II — Item 6. — “Selected Financial Data” — Loan Portfolio

(iv)	PART II — Item 8. — “Financial Statements and Supplementary Data.”

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and the related notes thereto required by Subpart I have been included immediately following Item 14 in Part IV of this Annual Report.

     Selected quarterly results of operations for the four quarters ended December 31 are as follows:

			(thousands, except share amounts)
	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest Income	$3,354	$3,059	$3,103	$3,101	$3,218	$3,278	$3,304	$3,226
Interest Expense	856	732	768	790	890	967	951	986
Net Interest Income	2,498	2,327	2,335	2,311	2,328	2,311	2,353	2,240
Provision for Loan Losses	276	108	18	46	86	46	89	100
Earnings before Income Taxes	646	759	906	960	1,084	1,049	1,105	1,020
Net Earnings	429	501	598	623	653	655	661	602
Basic Earnings per Common Share	0.22	0.25	0.30	0.31	0.35	0.36	0.36	0.33
Diluted Earnings per Common Share	0.20	0.23	0.28	0.29	0.33	0.33	0.33	0.30
Cash Dividends per Common Share	0	0	0	0	0	0	0	0
Market Price Range[1]
High	23.40	21.90	22.05	23.33	20.00	18.57	17.23	14.60
Low	20.33	18.67	20.18	19.02	17.42	15.48	14.51	12.70

1. All per share information is presented to reflect all stock dividends and stock splits including the 5% stock dividends declared for shareholders of record August 31, 2002 and 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Since July 18, 1986 (the date of inception of the Bank, the Company’s subsidiary), neither the Bank nor the Company have had any disagreements with its independent certified public accountants regarding accounting and financial disclosure and there has been no change in accounting firms since 1994. The accounting firm of Christopher, Smith, Leonard, Bristow, Stanell, and Wells, P.A. is currently employed by the Company to perform its annual audit and its opinion on the financial statement is included in this annual report.

     ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

A. Directors

     The information required by Item 10 pertaining to directors of the Company is incorporated herein by reference to the sections entitled “Election of Directors”, “Committees of the Board of Directors and Certain Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement of the Company of the Bank for its 2004 Annual Meeting of Shareholders, pages three through five. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2003 at the time it is mailed to the shareholders.

B. Executive Officers

     With respect to Francis I. duPont, III, the Chairman of the Board and Chief Executive Officer of the Company, and Glen W. Fausset, President of the Company, who are also directors of the Company, and Thomas Moseley, Executive Vice President of the Bank, the information required by Item 10 pertaining to the Company’s executive officers is incorporated herein by reference to the section entitled “Election of Directors” in the definitive proxy statement of the Company of the Bank for its 2004 Annual Meeting of Shareholders, pages three and four, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Bank’s fiscal year ended December 31, 2003 at the time it is mailed to the shareholders.

     There are no other executive officers of the Company. The executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” and “Compensation Pursuant to Plans” in the definitive proxy statement of the Company of the Bank for its 2004 Annual Meeting of Shareholders, pages seven through nine, which will be filed with the Securities and Exchange Commission 120 days of the end of the Company’s fiscal year ended December 31, 2003 at the time it is mailed to the shareholders.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections entitled “Election of Directors” and “Stock Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement of the Company for its 2004 Annual Meeting of Shareholders, pages two through four, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2003 at the time it is mailed to the shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the definitive proxy statement of the Company of the Bank for its 2004 Annual Meeting of Shareholders, pages six and seven, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2003 at the time it is mailed to the shareholders.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES The information required by Item 14 pertaining to Principal Accountant Fees and Services is incorporated herein by reference to the section entitled “Information Concerning Independent Accountants” in the definitive proxy statement of the Company of the Bank for its 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission 120 days of the end of the Company’s fiscal year ended December 31, 2003 at the time it is mailed to the shareholders.

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) Documents filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements and Schedules

(i)	Report of Independent Auditors’ Report	F-1
(ii)	Balance Sheets	F-2
(iii)	Statements of Income	F-3
(iv)	Statements of Stockholders’ Equity	F-4
(v)	Statements of Cash Flows	F-5
(vi)	Notes to Financial Statements	F-6

(2)	All Schedules have been included as an exhibit to this Annual Report on Form 10-K or the information is included elsewhere in the financial statements or notes thereto.

(3)	The exhibits required to be filed herewith are listed on the “Exhibits Index” on the following page

          (b) Reports on form 8-K

          During the last quarter of the fiscal year ended December 31, 2003, the Company filed two Form 8-Ks as follows:

1.	October 2, 2003 — Releasing the financial results for the Company for the Quarter ended September 30, 2003.

2.	October 17, 2003 — Announcing the fact that the Company had executed a definitive agreement to acquire The Trust Company of Florida.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARE, INC.
March 18, 2004	By:	/s/ Glen W. Fausset
(Date)	Glen W. Fausset, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Francis I. duPont, III Francis I. duPont, III	Chairman of the Board and Chief Executive Officer March 18, 2004

/s/ Glen W. Fausset Glen W. Fausset	President, Chief Financial Officer and Director	March 18, 2004

/s/ Robert C. Matejcek Robert C. Matejcek	Treasurer	March 18, 2004

/s/ Beverly Beall	Director	March 18, 2004

/s/ Robert G. Blalock Robert G. Blalock	Director	March 18, 2004

/s/ Allen J. Butler Allen J. Butler	Director	March 18, 2004

/s/ Rosemary R. Carlson Rosemary R. Carlson	Director	March 18, 2004

/s/ Sara Pappas, Ph. D.	Director	March 18, 2004

/s/ Raymond A. Weigel, III Raymond A. Weigel, III	Director	March 18, 2004

/s/ Irv Zamikoff, D.D.S.	Director	March 18, 2004
Irv Zamikoff, D.D.S.

/s/ Dan C. Zoller Dan C. Zoller	Director	March 18, 2004

FIRST NATIONAL BANCSHARES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING WHOLLY OWNED SUBSIDIARY

1ST NATIONAL BANK & TRUST)

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
Bradenton, Florida

We have audited the accompanying consolidated balance sheets of First National Bancshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2003, 2002, and 2001. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bancshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and cash flows for the years ended December 31, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

CHRISTOPHER, SMITH, LEONARD,
BRISTOW, STANELL & WELLS, P.A.

January 23, 2004

FIRST NATIONAL BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

ASSETS

	2003	2002
Cash and due from banks	$6,876,100	$7,995,306
Interest bearing deposits	8,411,798	5,453,621

Cash and cash equivalents	15,287,898	13,448,927

Investment securities:
Available-for-sale	47,113,292	41,780,691
(Market value of $47,113,292 and $41,780,691, respectively)
Loans	206,742,492	158,529,706
Less allowance for loan losses	(2,067,218)	(1,704,433)
Less deferred loan fees	(360,912)	(235,029)

	204,314,362	156,590,244

Bank premises and equipment, net	7,736,920	8,038,788
Accrued interest receivable	986,488	974,941
Deferred income taxes	73,700	-0-
Other assets	1,719,148	1,327,359

	10,516,256	10,341,088

TOTAL ASSETS	$277,231,808	$222,160,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
Liabilities:
Deposits:
Non-interest bearing deposits	$32,991,151	$23,958,304
Interest bearing demand and NOW deposits	39,603,135	31,735,282
Money market deposits	52,013,084	40,688,494
Savings deposits	16,635,146	16,511,613
Time deposits	92,084,354	67,617,878

	233,326,870	180,511,571
Accrued interest payable	651,655	722,137
Accrued expenses and other liabilities	437,736	385,839
Deferred tax liability	-0-	234,100
Securities sold under agreements to repurchase	11,300,744	15,811,025
Federal funds purchased and other borrowed funds	9,500,000	4,500,000

	21,890,135	21,653,101

Total liabilities	255,217,005	202,164,672

Stockholders’ equity:
Common stock, .10 par value, 2,500,000 shares authorized: 1,994,740 and 1,846,721 shares issued and outstanding	199,474	184,672
Capital in excess of par value	16,208,888	13,888,297
Retained earnings	5,453,757	5,322,245
Accumulated other comprehensive income	152,684	601,064

Total stockholders’ equity	22,014,803	19,996,278

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,231,808	$222,160,950

The accompanying notes are an integral part of these financial statements.

FIRST NATIONAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2003	2002	2001
Interest income:
Interest and fees on loans	$10,932,938	$10,986,577	$11,680,719

Interest on investment securities:
U.S. Treasury and Government agencies	1,167,666	1,494,945	1,653,617
State and political subdivisions - tax-exempt	376,869	387,064	395,360
Other	138,775	156,955	434,348

	1,683,310	2,038,964	2,483,325

Total interest income	12,616,248	13,025,541	14,164,044

Interest expense:
Deposits	2,174,289	2,517,740	4,893,726
Time deposits of $100,000 or more	585,977	714,818	1,162,551
Short-term borrowings	383,906	562,404	589,682
Capital lease obligation	-0-	755	52,891

Total interest expense	3,144,172	3,795,717	6,698,850

Net interest income	9,472,076	9,229,824	7,465,194

Provision for loan and debit card losses	447,500	321,000	250,226

Net interest income after provision for loan losses	9,024,576	8,908,824	7,214,968
Other income:
Service charges on deposit accounts	456,297	502,344	484,997
Investment securities gains (losses), net	87,055	-0-	(51,519)
Other real estate owned income (loss)	-0-	(2,230)	-0-
Trust fee income	621,169	556,319	575,267
Securities investment income	251,536	212,845	220,757
Other	451,825	377,842	286,922
Gain (loss) on sale of assets	(543)	(1,725)	330,300

Total other income	1,867,339	1,645,395	1,846,724

	2003	2002	2001
Other expenses:
Salaries and employee benefits	$4,685,772	$3,964,447	$3,509,103
Occupancy	661,355	598,419	682,259
Legal, accounting and examination fees	267,426	209,685	222,926
FDIC assessment	27,997	28,897	30,928
Equipment	571,881	577,278	580,112
Stationery, printing and postage	156,469	160,069	167,873
Data processing	304,535	297,823	281,378
Directors’ fees and Expenses	142,556	133,987	130,878
Advertising, Public Relations, and Donations	139,318	127,730	99,343
Other	664,105	573,559	504,453

Total other expenses	7,621,414	6,671,894	6,209,253

Income before income taxes	3,270,501	3,882,325	2,852,439
Provision for income taxes	1,119,600	1,348,500	975,100

Net Income	$2,150,901	$2,533,825	$1,877,339

Per share data:
Basic EPS	$1.08	$1.31	$0.98

Weighted average shares outstanding	1,988,807	1,931,895	1,923,271

Diluted EPS	$1.01	$1.21	$0.91

Adjusted weighted average	2,121,577	2,090,441	2,069,566

The accompanying notes are an integral part of these financial statements.

FIRST NATIONAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

					ACCUMULATED
	COMMON STOCK		CAPITAL IN		OTHER
			EXCESS OF	RETAINED	COMPREHENSIVE
	SHARES	AMOUNT	PAR VALUE	EARNINGS	INCOME	TOTAL
Balance at December 31, 2000	1,656,940	$165,694	$10,924,550	$3,757,257	$(212,512)	$14,634,989
Net income	-0-	-0-	-0-	1,877,339	-0-	1,877,339
Change in valuation allowance, net of income taxes of $286,877	-0-	-0-	-0-	-0-	478,128	478,128

Total comprehensive income	-0-	-0-	-0-	1,877,339	478,128	2,355,467
5% stock dividend	82,791	8,279	1,233,586	(1,246,620)	-0-	(4,755)
Exercise of stock options	9,048	905	60,770	-0-	-0-	61,675

Balance at December 31, 2001	1,748,779	$174,878	$12,218,906	$4,387,976	$265,616	$17,047,376

Net income	-0-	$-0-	$-0-	$2,533,825	$-0-	$2,533,825
Change in valuation allowance, net of income taxes of $201,679	-0-	-0-	-0-	-0-	335,448	335,448

Total comprehensive income	-0-	-0-	-0-	2,533,825	335,448	2,869,273
5% stock dividend	87,336	8,733	1,586,022	(1,599,556)	-0-	(4,801)
Exercise of stock options	10,606	1,061	83,369	-0-	-0-	84,430

Balance at December 31, 2002	1,846,721	$184,672	$13,888,297	$5,322,245	$601,064	$19,996,278

Net income	-0-	-0-	-0-	2,150,901	-0-	2,150,901
Change in valuation allowance, net of income taxes of ($270,179)	-0-	-0-	-0-	-0-	(448,380)	(448,380)

Total comprehensive income	-0-	-0-	-0-	2,150,901	(448,380)	1,702,521
5% stock dividend	94,554	9,455	2,004,545	(2,019,389)	-0-	(5,389)
Exercise of stock options	53,465	5,347	316,046	-0-	-0-	321,393

Balance at December 31, 2003	1,994,740	$199,474	$16,208,888	$5,453,757	$152,684	$22,014,803

The accompanying notes are an integral part of these financial statements.

FIRST NATIONAL BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,150,901	$2,533,825	$1,877,339
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and leasehold amortization	524,098	547,053	539,226
Net amortization of premiums and accretion of discounts on investment securities	368,296	171,132	74,105
Amortization of deferred loan fees	125,883	143,975	31,528
Allowance for loan losses	362,785	153,606	177,911
Deferred income taxes	(37,600)	122,900	(109,800)
Investment securities (gains) losses realized	(87,055)	-0-	51,519
Loss (gain) on disposition of equipment	543	(1,725)	-0-
(Increase) decrease in accrued interest receivable	(11,547)	35,160	143,229
(Increase) decrease in other assets	(391,789)	404,230	(926,169)
(Decrease) in accrued interest payable	(70,482)	(145,159)	(663,210)
Increase (decrease) in accrued expenses and other liabilities	51,897	58,491	101,393

Net cash provided by operating activities	2,985,930	4,023,488	1,297,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investment securities	8,046,094	8,824,381	13,301,270
Purchase of investment securities, net	(14,073,009)	(12,291,341)	(8,669,128)
Loans originated, net of principal collections	(48,212,786)	(12,585,376)	(8,579,575)
Decrease other real estate owned	-0-	593,154	471,773
Purchase of bank premises and equipment	(222,777)	(3,111,540)	(830,063)
Proceeds from sale of fixed assets	-0-	11,870	525
Recoveries on loans charged off	15,890	14,485	10,427

Net cash (used in) investing activities	(54,446,588)	(18,544,367)	(4,294,771)

	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings deposits	28,348,822	(285,093)	19,999,626
Net increase (decrease) in time deposits	24,466,476	4,947,826	(14,421,785)
Increase (decrease) in securities sold under agreements to repurchase	(4,510,281)	2,845,513	8,047,176
Increase (decrease) in federal funds purchased and other borrowed funds	5,000,000	(500,000)	-0-
Cash in lieu of fractional shares for stock dividend	(5,388)	(4,801)	(4,755)
Principal payments under capital lease obligations	-0-	(876)	(48,196)

Net cash provided by financing activities	53,299,629	7,002,569	13,572,066

Net increase (decrease) in cash and cash equivalents	1,838,971	(7,518,310)	10,574,366
Cash and cash equivalents at beginning of year	13,448,927	20,967,237	10,392,871

Cash and cash equivalents at end of year	$15,287,898	$13,448,927	$20,967,237

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$3,214,654	$3,940,876	$7,362,060

Cash payments for income taxes	$1,044,060	$1,370,657	$733,216

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

Nature of Operations - First National Bancshares, Inc. (Bancshares) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary 1st National Bank & Trust (the Bank). The Bank operates under a national bank charter and provides full banking services, including trust services. As a national bank, the Bank is subject to regulation of the office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. The principal area served by 1st National Bank & Trust is Manatee County, Florida and services are provided at five offices.

Principles of Consolidation

The consolidated financial statements include the accounts of First National Bancshares, Inc. and its wholly owned subsidiary, 1st National Bank & Trust. All material intercompany transactions have been eliminated in consolidation.

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

Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at quoted market value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income within stockholders’ equity. The Bank does not have a trading portfolio.

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

The Bank follows Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan”. Under the standard, allowance for loan losses related to loans that are identified for evaluation under SFAS No. 114 is based on discounted cash flows using the loan’s initial effective interest rate on the fair value of the collateral for certain collateral dependent loans. At December 31, 2003 and 2002, there were no impaired loans under SFAS No. 114.

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

Other Real Estate Held for Resale - Other real estate includes foreclosed assets held for resale. After foreclosure, foreclosed assets are carried at the lower of fair value minus estimated costs to sell or cost. Cost at the time of foreclosure is the fair value of the asset foreclosed. If the fair value of the asset minus the estimated costs to sell the asset is less than the cost of the asset, the deficiency is recognized as a valuation allowance. Other real estate owned income (expense) consists of net carrying cost, legal fees, loss provisions and gains (losses) on sales of real estate. There was no other real estate held for resale at either December 31, 2003 or December 31, 2002.

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

Reclassifications - Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2003 presentation. These reclassifications are immaterial and have no effect on net income.

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

Statements of Cash Flows - For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. The Bank maintains its due from banks and federal funds purchased or sold with correspondent banking relationships as determined by the Bank’s board of directors. At December 31, 2003, the primary correspondent banks were Federal Home Loan Bank of Atlanta, Independent Bankers Bank of Florida, Bank of America, and SunTrust Bank of Atlanta.

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

Stock Options - At December 31, the Bank had incentive stock option plans, which are described more fully in Note 11. The Bank applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is not reflected in net income as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
Net income as reported	$2,150,901	$2,533,825	$1,877,339

Deduct: Total stock-based employee compensation expense determined under fair value methods	$(121,600)	$(123,300)	$(118,600)

Pro forma net income	$2,029,301	$2,410,525	$1,758,739

Earnings per share:
Basic – as reported	$1.08	$1.31	$0.98

Basic – proforma	$1.02	$1.25	$0.91

Diluted – as reported	$1.01	$1.21	$0.91

Diluted – pro forma	$0.96	$1.15	$0.85

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT SECURITIES

Investment securities at December 31, 2003 are summarized as follows:

	AVAILABLE-FOR-SALE
		GROSS	GROSS	APPROXIMATE
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET
	COST	GAINS	LOSSES	VALUE
December 31, 2003
U.S. Government agencies	$6,000,000	$100,000	$(76,775)	$6,023,225
U.S. Government agencies - mortgage backed securities	31,359,530	165,423	(380,927)	31,144,026
State and political subdivisions	8,567,999	451,200	(14,238)	9,004,961

Total Debt Securities	45,927,529	716,623	(471,940)	46,172,212
Other	941,080	-0-	-0-	941,080

	$46,868,609	$716,623	$(471,940)	$47,113,292

Investment securities at December 31, 2002 are summarized as follows:

	AVAILABLE-FOR-SALE
		GROSS	GROSS	APPROXIMATE
	AMORTIZED	UNREALIZED	UNREALIZED	MARKET
	COST	GAINS	LOSSES	VALUE
December 31, 2002
U.S. Government agencies	$7,506,749	$243,076	$-0-	$7,749,825
U.S. Government agencies - mortgage backed securities	23,335,868	350,800	-0-	23,686,668
State and political subdivisions	8,915,750	369,367	-0-	9,285,117

Total Debt Securities	39,758,367	963,243	-0-	40,721,610
Other	1,059,081	-0-	-0-	1,059,081

	$40,817,448	$963,243	$-0-	$41,780,691

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT SECURITIES - CONTINUED

	(MATURITIES, CALLS, SALES)
	Cost	Proceeds	Gain (Loss)
2003
Available-for-sale:
Gross gains on sale/call	$5,152,724	$5,245,851	$93,127
Gross loss on sale	601,315	595,243	(6,072)
No gain or loss	2,205,000	2,205,000	-0-

	$7,959,039	$8,046,094	$87,055

2002
Available-for-sale:
No gain or loss	$1,260,000	$1,260,000	$-0-

2001
Available-for-sale:
Gross gains on sale	$2,344,747	$2,353,228	$8,481
No gain or loss	2,750,000	2,750,000	-0-

	5,094,747	5,103,228	8,481
Held to maturity:
Gross loss (securities sold)	1,000,000	940,000	(60,000)

	1,000,000	940,000	(60,000)

	$6,094,747	$6,043,228	$(51,519)

The amortized cost and approximate market value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities due to borrowers having the right to call or prepay obligations with or without call or prepayment penalties.

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - INVESTMENT SECURITIES - CONTINUED

		APPROXIMATE
	AMORTIZED	MARKET
	COST	VALUE
December 31, 2003 Available-for-Sale
Due in one year or less	$-0-	$-0-
Due after one year through five years	8,523,790	8,835,382
Due after five years through ten years	5,044,209	5,247,093
Due after ten years	-0-	-0-
Mortgaged-backed securities	32,359,530	32,089,737
Other	941,080	941,080

	$46,868,609	$47,113,292

Investment securities with aggregate book values of $35,724,747 and market values of approximately $36,077,480 at December 31, 2003, were pledged to secure public deposits and repurchase agreements and for other purposes as required by law or borrowing terms.

NOTE 3 - LOANS

A summary of loans at December 31, is as follows:

	2003	2002
	Carrying Value	Carrying Value
Commercial	$9,684,163	$10,500,325
Real estate - construction	10,814,679	2,508,489
Real estate - mortgage:
Residential	82,201,593	59,303,140
Commercial	99,488,680	80,453,776
Consumer/installment	3,216,222	4,095,620
Non-accrual	1,317,000	1,611,180
Other	20,155	57,176

	206,742,492	158,529,706
Allowance for loan losses	(2,067,218)	(1,704,433)
Deferred loan fees	(360,912)	(235,029)

Net loans	$204,314,362	$156,590,244

The fair value of loans at December 31, 2003 and 2002 approximates carrying value.

A summary of activity in loans owed to the Bank by its executive officers and directors during 2003 and 2002 is as follows:

	2003	2002
Balance, beginning of year	$1,655,747	$936,763
New loans	1,576,625	1,741,427
Payments	(836,627)	(1,022,443)

Balance, end of year	$2,395,745	$1,655,747

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 3 - LOANS - CONTINUED

A summary of activity in the allowance for loan losses account is as follows:

	2003	2002	2001
Balance, beginning of year	$1,704,433	$1,550,827	$1,372,916

Provision charged to income	447,500	321,000	250,226
Recoveries on loans previously charged-off	15,890	14,485	10,427

Total additions	463,390	335,485	260,653
Charge-offs	(100,605)	(181,879)	(82,742)

Balance, end of year	$2,067,218	$1,704,433	$1,550,827

In management’s opinion, the allowance is adequate to reflect the risk in the loan portfolio.

The Bank’s lending is concentrated in the west central Florida market. Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region.

There were $1,317,000, $1,611,180, and $-0- non-accrual loans at December 31, 2003, 2002, and 2001, respectively.

NOTE 4 - BANK PREMISES AND EQUIPMENT

A summary of Bank premises and equipment at December 31, follows:

	2003	2002
Land	$2,622,561	$2,622,561
Buildings	4,872,050	4,794,617
Leasehold improvements	54,528	54,528
Furniture, fixtures and equipment	3,264,706	3,334,284

	10,813,845	10,805,990
Less accumulated depreciation and Amortization	(3,076,925)	(2,767,202)

	$7,736,920	$8,038,788

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 5 - DEPOSITS

A summary of time certificate deposits and their remaining maturities at December 31, are as follows:

	2003	2002
Three months or less	$21,745,871	$13,668,002
Over three through six months	11,330,964	11,153,714
Over six through twelve months	13,107,202	17,941,128
Over twelve months	45,900,317	24,855,034

	$92,084,354	$67,617,878

The aggregate amount of time certificate deposits of $100,000 or more at December 31, 2003 and 2002 was approximately $31,576,007 and $22,256,404, respectively.

The fair value of time certificate deposits at December 31, 2003 and 2002 approximated their carrying value.

The total amount of demand deposit overdrafts classified as loan balances at December 31, 2003, and 2002 was approximately $20,155 and $57,176, respectively.

At December 31, 2003 total executive officer and director deposits were approximately $1,406,000.

NOTE 6 - LEASES

Prior to 2002, the Bank’s Main Branch building was leased. The lease payments applicable to the building element (approximately $8,400) were accounted for as a capital lease, while the lease payments applicable to the land element (approximately $10,600) were accounted for as an operating lease. The Bank also leases parking spaces adjacent to its’ Main Branch with total monthly payments of $2,010. At the beginning of 2002, the Bank closed on the purchase of the leased property. In January, 2000, the Bank leased a second building under an operating lease with an initial term of five (5) years with three five-year renewal options. Lease payments are $3,657 per month.

In April, 2003, a Loan Production Office was leased in Sarasota, Florida for $2,565 per month for two years with a one year renewal option.

Rental expense related to operating leases was approximately $95,493, $50,900, and $173,300, for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

The Bank enters into sales of securities under agreements to repurchase. Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities sold under repurchase agreements remain in the custody of a third-party trustee. The Bank may have sold, loaned, or otherwise disposed of such securities in the normal course of its operations and has agreed to maintain substantially equal value securities during the agreements.

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS - CONTINUED

Information related to the Bank’s securities sold under agreements to repurchase (including accrued interest) at December 31, 2003 and 2002 is presented below, segregated by the type of securities sold (all agreements are due in less than 30 days):

	DECEMBER 31,
	2003	2002
Government Agencies:
Carrying Value of Securities	$16,099,589	$17,030,079
Market Value of Securities	16,493,303	17,581,583
Repurchase Agreements with bank customers	11,300,744	15,811,025
Interest Rate to customer	.50%	.75%

At December 31, 2003, the Bank had borrowings of $3,500,000 and $6,000,000 at 4.19% and 2.93%, respectively, from the Federal Home Loan Bank Board. Borrowings at December 31, 2003 are secured by a percentage of the one to four family loan portfolios. The borrowings may not exceed 75% of the one to four family loan portfolios. The Bank has been approved to borrow up to 40% of the Bank’s assets. Interest only payments are due monthly, and principal payments are due semi-annually. There were no daily borrowings from the Federal Home Loan Bank at December 31, 2003.

The Holding Company entered into an agreement with SunTrust Bank on April 14, 2000 for a $1,000,000 revolving credit loan. The interest rate is 30 day LIBOR plus 1.5% adjusted monthly. Interest is to be repaid quarterly beginning June 30, 2000. As of December 31, 2003, there were no draws against this loan.

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Bank’s deferred tax assets and liabilities as of December 31, are as follows:

	2003	2002
Deferred tax assets:
Book over tax bad debts	$716,000	$579,500
Book over tax amortization	-0-	4,100
Deferred loan fees	135,800	88,500

	$851,800	$672,100

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 8 – INCOME TAXES - CONTINUED

	2003	2002
Deferred tax liabilities:
Book under tax depreciation	$(49,900)	$(58,321)
Securities accretion	(1,500)	(2,000)
Tax over book pension expense - qualified plan	(510,300)	(359,300)
Deferred gain on land sale	(124,400)	(124,400)
Valuation allowance for securities available for sale	(92,000)	(362,179)

	(778,100)	(906,200)

Net deferred tax assets (liabilities)	$73,700	$(234,100)

Significant components of the provision for income taxes are as follows:

	2003	2002	2001
Current:
Federal	$970,600	$1,028,800	$710,000
State	186,600	196,800	141,600

Total current	1,157,200	1,225,600	851,600

Deferred:
Federal	(32,000)	104,600	107,500
State	(5,600)	18,300	16,000

Total deferred	(37,600)	122,900	123,500

	$1,119,600	$1,348,500	$975,100

The effective tax rate for 2003, 2002, and 2001 differs from the statutory tax rate as follows:

	2003		2002		2001
		%of		%of		%of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Statutory federal tax rate	$1,112,000	34.0%	$1,320,000	34.0%	$969,800	34.0%
State income taxes, net of federal income tax benefit	117,700	3.6%	139,900	3.6%	104,000	3.6%
Tax-exempt interest	(133,900)	(4.1)%	(137,000)	(3.5)%	(131,600)	(4.6)%
Other	23,800	0.7%	25,600	0.6%	32,900	1.2%

	$1,119,600	34.2%	$1,348,500	34.7%	$975,100	34.2%

Income taxes related to securities gains amounted to approximately $30,000.00, $-0-, and $-0- in 2003, 2002, and 2001, respectively.

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

	2003	2002	2001
Benefit obligation at beginning of year	$2,130,546	$1,474,991	$1,133,650
Service cost	261,131	217,501	181,241
Interest cost	168,459	131,018	98,515
Actuarial gain	356,069	309,749	64,301
Benefits paid	(45,359)	(2,716)	(2,716)

Benefit obligation at end of year	$2,870,846	$2,130,543	$1,474,991

Change in plan assets:
Fair value of plan assets at beginning of year	$2,129,674	$1,372,326	$998,122
Actual return on plan assets	(226,836)	8,769	91,172
Employer contribution	756,718	751,295	285,748
Benefits paid	(45,359)	(2,716)	(2,716)

Fair value of plan assets at end of year	$2,614,197	$2,129,674	$1,372,326

	2003	2002	2001
Unrecognized prior service cost	$25,549	$27,837	$5,164
Funded status	(256,649)	(872)	(102,665)
Unrecognized actuarial loss	1,587,142	928,021	565,387

Net amount recognized	$1,356,042	$954,986	$467,886

Amounts recognized in statement of financial position consist of:
Prepaid benefit cost	$1,356,042	$954,986	$467,886

Weighted average assumptions as of December 31,
Discount rate	6.25%	6.75%	7.5%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%
Component of net periodic benefit cost:
Service cost	$261,131	$217,504	$181,241
Interest cost	168,459	131,018	98,515
Expected return on plan assets	(168,324)	(130,028)	(91,171)
Amortization of prior service cost	2,288	2,288	368
Recognized net actuarial gain or loss	92,108	43,413	29,193

	$355,662	$264,195	$218,146

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 9 - PENSION PLANS - CONTINUED

The Bank provides a 401(k) profit sharing plan for employees who have reached the age of 21 and have at least 1,000 hours of service in the year. The Bank’s contribution, which is determined annually, was approximately $103,400, $106,600, and $53,500, in 2003, 2002, and 2001, respectively.

NOTE 10 - INTEREST EXPENSE

Interest on deposits is summarized as follows:

	2003	2002	2001
Interest bearing demand Deposits – interest expense	$162,922	$135,772	$228,115
Money Market Deposits – interest expense	477,493	599,954	1,361,195
Savings deposits – Interest expense	132,167	180,926	284,939
Time deposits less than $100,000 – interest expense	1,401,707	1,601,088	3,019,477

	$2,174,289	$2,517,740	$4,893,726

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

Transactions during 2003 and 2002 under the Option Plans were as follows:

	2003	2002	OPTION PRICES
Shares under option at beginning of year	169,909	151,545	$5.07 – $18.30
Options granted	28,048	34,072	19.71 – 23.38
Forfeitures	-0-	(10,802)
Options exercised	(53,465)	(10,606)	5.08 – 13.76

Shares under option at end of year	144,492	164,209	11.36 – 22.27

Shares available for future grants at end of year	172,975	191,450

FIRST NATIONAL BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 12 - COMMITMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. At December 31, 2003, the Bank had commitments to fund loans of $34,566,000 and $1,895,000 under standby letters of credit. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and, standby letters of credit, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies and documentation in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank generally requires collateral or other security to support financial instruments with credit risk. The Bank does not enter into other financial instruments with off-balance-sheet risk.

NOTE 13 - REGULATORY CAPITAL

The Federal Reserve Board has issued standards for measuring capital adequacy for U.S. banking organizations. In general, the standards require banks to maintain capital based on “risk-adjusted” assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. As of December 31, 2003, the Bank’s Risk-Based Capital Ratio is 11.51% compared to a requirement of 8%. The Bank also meets all other regulatory capital requirements. No dividends may be paid if the result would cause the Bank to be under capitalized.

NOTE 14 - AGREEMENT FOR MERGER

On October 17, 2003, First National Bancshares, Inc. and 1st National Bank & Trust, jointly, entered into an agreement to acquire through merger, pending regulatory approvals, the Trust Company of Florida, a non-depository Trust Company organized under the law of the State of Florida, having its principal place of business in Englewood, Florida. The transaction received final regulatory approval on January 13, 2004. The transaction is subject to approval by the shareholders of the Trust Company of Florida at its shareholder meeting on February 25, 2004 and, if approved, is scheduled to close on March 12, 2004. The exact price is undetermined at this time and will be calculated based on the book values of the stocks of the respective companies on February 29, 2004.

EXHIBIT INDEX

Exhibit Number	Description of Document
2[1]	Consolidation Agreement dated as of
September 17, 1998, by and between First National Bank of Manatee and Manatee Interim Bank, National Association, joined in by First National Bancshares, Inc.

3.1[2]	Amended and Restated Articles of Incorporation of First National Bancshares, Inc.

3.2	Bylaws of First National Bancshares, Inc.

10[3]	Company’s Incentive Stock Option Plan

11[4]	Statement regarding computation of per share earnings.

23	Consent of Christopher, Smith, Leonard, Bristow, Stanell, and Wells, P. A.

31.1	Certification

31.2	Certification

32.1	Certification Pursuant to 18 U.S.C. § 1350

32.2	Certification Pursuant to 18 U.S.C. § 1350

1.	Incorporated by reference as Appendix I included in the Company’s S-4 Registration Statement, as filed with the Securities and Exchange Commission on July 31, 1998 (Registration No. 333-60283).

2.	Incorporated by reference to the exhibits included in the Company’s S-4 Registration Statement, as filed with the Securities and Exchange Commission on July 31, 1998 (Registration No. 333-60283).

3.	Incorporated by reference to the summary of principal terms included in the Company’s Proxy Statement for the 2000 Meeting of Shareholders, as filed with the Securities and Exchange Commission on March 10, 2000.

4.	Incorporated by reference to the Income Statement on page F-3 of the Consolidated Financial Statements of First National Bancshares, Inc., as contained in this Annual Report on Form 10-K.