Form 10-Q
period 2004-03-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2004-05-11
CIK 1067077

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share	2,069,845 shares

(class)	Outstanding as of April 30, 2004

FIRST NATIONAL BANK OF MANATEE
Index to Form 10-Q
For the quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

FIRST NATIONAL BANCSHARES, INC.

Consolidated Balance Sheet

Assets (000’s)

	March 31	December 31
	2004	2003[1]
	(unaudited)
Cash and Due from Banks	9,379	6,876
Int. Bearing Bank Balances	12,481	8,412
Fed Funds Sold	0	0
Investment Securities	51,018	46,868
Unrecognized Security Gains	759	245
Loans	215,525	206,742
Less Allowance for Credit Losses	(2,198)	(2,067)
Deferred Loan Fees (earned)	(399)	(361)
Premises and Equipment, Net	7,684	7,737
Accrued Interest Receivable	1,062	986
Intangible Assets	1,200	0
Other R. E. & Assets Owned	0	0
Other Assets	1,977	1,794

Total Assets	298,488	277,232

(1) Condensed from audited financial statements

Liabilities and Stockholders’ Equity (000’s)

	March 31	December 31
	2004	2003[1]
	(unaudited)
Deposits
Demand, non-interest bearing	35,350	32,991
Demand, interest bearing	41,875	39,603
Time (CD’s, MM’s, & Savings Accounts)	175,877	160,733

TOTAL DEPOSITS	253,102	233,327
Repurchase Agreements	4,581	11,301
Accrued Interest Payable	743	651
Accounts Payable and Other Liabilities	1,206	438
Fed Funds Purchased and Other Short Term Borrowings	14,400	9,500

TOTAL LIABILITIES	274,032	255,217
Stockholders’ Equity
Common Stock, par value $.10 per share; Authorized 2,500,000 shares; Issued and Outstanding, 2,064,134	206	200
Capital Surplus	17,657	16,208
Unrecognized Gains & Losses	474	153
Retained Earnings	6,119	5,454

Net Stockholders’ Equity	24,456	22,015
Total Liabilities and Stockholders’ Equity	298,488	277,232

(1) Condensed from audited financial statements

CONSOLIDATED STATEMENT OF INCOME

Year to Date (unaudited)
($000’s)

	March 31	March 31
	2004	2003
Interest Income:
Interest Bearing Bank Balances	15	36
Fed Funds Sold	0	0
Investment Securities:
Taxable	477	298
Exempt from Federal Taxes	0	92
Loan Interest	3,116	2,631
Loan Fees	70	45
Total Interest Income	3,678	3,102
Interest Expense	978	790
Net Interest Income	2,700	2,312
Provision for Credit Losses	130	46
Net Interest Income	2,570	2,266
After Provision for Credit Losses
Other Operating Income
Service Charges on Deposit Accounts	98	123
Investment Security Gains	0	54
Trust Fees & Investment Sales Commissions	345	204
Other Income	99	120
Total Other Operating Income	542	501
Other Operating Expenses:
Salaries & Employee Benefits	1,302	1,092
Occupancy & FF&E	329	286
Other Expenses	455	429
Total Other Operating Expenses	2,086	1,807
Profit Before Tax	1,026	960
Estimated State and Federal Income Taxes	361	337
Profit After Tax	665	623
Earnings per Share	0.32	0.31
Earnings per Share fully diluted	0.30	0.29

FIRST NATIONAL BANCSHARES, INC

COMPREHENSIVE INCOME

For the Period January 1 through March 31 (000’s)

COMPREHENSIVE INCOME: Under FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At March 31, 2004 and 2003, comprehensive income was as follows:

	($000’s)
	3 months	3 months
	2004	2003
Profit After Tax	$665	$623
Unrealized Securities Gains Net of Taxes	$321	($64)

Comprehensive Income	$986	$559

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year to Date (unaudited)
(000’s)

	March 31	March 31
	2004	2003
Operating activities
Net Income	665	623
Adjustments to reconcile net income to cash provided by operating activities:
Allowance for loan losses (net of charge offs)	131	26
Increase (decrease) in interest payable and other liabilities	860	478
Decrease (increase) in interest receivable and other assets	-189	-82
Net cash provided by operating activities	1,467	1,045
Investing activities
Proceeds from sale and maturity of securities net of purchases	-4,150	6,664
Loans originated, net of principal collections	-8,783	-1,494
Capital expenditures net of depreciation	53	127
Proceeds from sale of other R. E. and assets owned	0	0
Increase (decrease) in FHLB borrowings	4,900	0
Decrease (increase) in federal funds sold	0	0
Net cash provided (used) by investing activities	-7,980	5,297
Financing activities
Net increase (decrease) in demand deposits	4,631	1,627
Net increase (decrease) time deposits	15,144	470
Increase (decrease) in securities sold under agreements to repurchase	(6,720)	187
Dividends paid	0	0
Proceeds from issuance of common stock	30	243
Retirement of common stock	0	0
Principal payments under capital lease obligation	0	0
Net cash (used) provided by financing activities	13,085	2,527
Net increase in cash and due from banks	6,572	8,869
Cash and due from banks at beginning of year	15,288	13,449
Cash and due from banks at end of quarter	$21,860	$22,318
Schedule of non-cash investing activities	0	0

(2) NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Financial Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for fair presentation of such financial statements have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Bank’s annual report on Form 10-K for the year ended December 31, 2003.

Results for the three month period ended March 31, 2004, may not necessarily be indicative of those to be expected for the entire year.

Note 2

In March, 2004 the Company merged with the Trust Company of Florida (Trust Company) effective February 29, 2004. The accompanying condensed financial statements included earlier in this 10Q include the results of operations of Trust Company since that date. The total purchase price was $2,453,000 including $1,027,000 in cash and $1,426,000 in common stock. In addition, acquisition expenses were approximately $71,000. The following table summarizes the estimated values of the assets acquired and liabilities assumed at the date of acquisition.

($000’s)
Current assets	$1,294
Furniture and equipment	72
Goodwill and customer relationships	1,200

Total assets acquired	2,566

Current liabilities	(42)

assumed Net assets acquired	2,524

Pro forma information includes the Trust Company information as if the merger had been completed as of January 1, 2003

	March 31	March 31
	2004	2003
Net interest income	2,700	2,312
Total other operating income	641	629
Net Income	612	539
Basic earnings per share	0.30	0.27
Fully diluted earnings per share	0.28	0.25

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

     In March of 2004, the Bank merged with The Trust Company of Florida, a Florida chartered Trust Bank. The operations of Trust Company for the month of March are included in the operating statement of the company. The operations for the first two months or the quarter, prior to the merger, are noted but not included in the operating totals. The earnings for Trust company are also noted for the 1st quarter of 2003.

     The following discussion and analysis is based on the Holding Company’s financial condition and results of operations for the period from January 1, 2004 through March 31, 2004. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

     Earnings in the first quarter of 2004 were up $42,000 or 7% compared to earnings in the same period last year as direct result of net interest income increasing 13% after loan loss provision while other operating income increased 8% and corresponding expenses grew 15%. The major component of the increased overhead was salary expense due to increased headcount and increased cost of benefits. The Bank’s contribution of $130,000 to loan loss reserve was $84,000 higher than last year. Strong loan growth in the first quarter required the addition to loan loss reserve at a higher level than last year.

Net Interest Income. The major component of the Bank’s earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On March 31, 2004, the Bank’s loan portfolio had a high ratio of repriceability within one year.

     Historically, low interest rates have accelerated the number of loans paying off to due to refinancing. As a result, last year, the Bank has had only modest growth in its loan portfolio despite strong loan activity. However, as rates have bottomed out and recently begun to rise slightly, the refinancing activity has slowed. Consequently, the increased net interest income has come increased outstandings despite lower new production than last year. Net interest income for three months in 2004 was $2,570,000 compared to $2,266,000 in 2003.

Interest Earning Assets. Real estate related loans at March 31, 2004, accounted for a majority of the bank’s loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. This can result in periods when the bank’s net interest income is either higher or lower than the norm. However, the bank receives wider margins on this type of loan than on a truly floating loan. Management believes, the improved margins more than offset the temporary periods where moving rates can affect interest margins.

     The Bank’s investment portfolio is concentrated primarily in U.S. Government agencies and corporations. The Bank’s Available-for-Sale portfolio has a market value of about $759,000 above book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 7.1% of total assets on March 31, 2004, and primarily consisted of cash and due from banks, branches and equipment, accrued interest receivable and intangible assets resulting from the merger with The Trust Company of Florida.

Funding Sources. The primary source of funds for the Bank’s lending and investment activities is deposits. At March 31, 2004 the Bank’s total deposits were $253.1 million plus $4.6 million in repurchase agreements. The Bank’s deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank’s market area. The Bank has 17% of its deposits in NOW Accounts and 69% of its deposits in Savings, MMA’s and CD deposits. In 2001, the bank was successful in shifting more deposits into NOW accounts and repurchase agreements and out of certificates of deposit. This improvement in deposit mix was sustained into 2004. This was a significant part of the bank’s improved net interest margin over the last several years.

Non-interest Income. The Bank’s non-interest income for the three month period ended March 31, 2004 was $542,000 including $345,000 from its Trust and Financial Services area. This included $48,000 in fees in March resulting from the merger with The Trust Company of Florida which was effective as of March 1. It does not include $85,000 in fees that Trust Co. earned in January and February prior to the merger. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank had no security gains in the first quarter of 2004. The other significant items of non-interest income represented service charges on deposit accounts and merchant credit card account income.

Non-interest Expense. The Bank’s non-interest expense for the three month period ended March 31, 2004 was $2,086,000 including $1,302,000 of salaries and employee benefits. This also includes expenses for the month of March for Trust Co. The Bank’s occupancy and equipment expenses for the period ended March 31, 2004 were $329,000. Non-interest expense was up from $1,807,000 in 2003. The increase in expense is primarily due to expansion of staff to sustain the bank’s growth going forward and the one month of expenses for Trust Co.

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

     An allowance for loan loss expense of $130,000 was charged to operating expenses for the three month period ended March 31, 2004. The Bank had no charge offs during this period and had $1,000 in recoveries. The Bank has a total of $2,198,000 reserved for future loan losses.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had one commercial real estate non-accrual loan for $1,311,000 at March 31, 2004 but, the loan was current and paying as agreed. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has no specific reserves established at March 31, 2004.

     The bank also had no other real estate owned (OREO) at March 31,2004.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a minimum Tier I capital ratio of capital-to-assets of 5% to be considered well capitalized. For 1st National Bank & Trust, Tier I Capital includes only the Bank’s stockholders’ equity. At March 31, 2004, the Bank’s Tier I Capital leverage ratio was approximately 8.0%. In 1991, the Comptroller began evaluating banks’ capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method and 10% to be considered well capitalized. Currently the Bank has a total risk based capital ratio in excess of 11.6%.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $7,400,000 at March 31, 2004 representing 15% of the investment securities portfolio, with an additional 30% in the second year. This is due to the Bank making an effort to shorten its average bond maturity while rates are low. Shortening the maturity of the portfolio will have the effect of not locking in investment rates while rates are low.

     The Bank moderates its liquidity needs by maintaining short term borrowing lines with several regional banks. At March 31, the Bank had lines of credit established with other banking institutions exceeding $100,000,000.

     Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

     Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at March 31, 2004, are summarized as follows:

Time Deposits
(thousands of dollars)
3 months or less	$3,989
Over 3 through 12 months	8,508
Over 12 through 36 months	17,723
Over 36 months	773

Total	$30,993

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

     The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 2003. For the first year, interest-sensitive assets exceed liabilities by $55,027,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

	As of December 31
	(thousands of dollars)
	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years
Interest-sensitive assets	$83,201	$62,357	$64,702	$50,704
Interest-sensitive liabilities	52,215	38,315	125,624	4,983

Interest sensitivity gap	30,986	24,042	(60,922)	45,721
Cumulative gap	$30,986	$55,028	($5,894)	$39,827

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

Item 5: Other Information - None

Item 6: Exhibits and Reports on Form 8-K

     Exhibits

a)	Plan of acquisition, reorganization, arrangement, liquidation, or succession. - None

b)	Articles of incorporation and by-laws.

1)	A copy of the Amended and Restated Articles of Incorporation of the Registrant is included as Exhibit 3.A to the Registration Statement.

2)	A copy of the Bylaws of the Registrant is included as Exhibit 3.B to the Registration Statement.

c)	Instruments defining the rights of securities holders, including indentures.

None

d)	Published report regarding matters submitted to vote of security holders.

None

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.
(Registrant)

Date: May 11, 2004	By	/s/ Glen W. Fausset
President and Chief Financial Officer