Form 10-Q
period 2004-06-30
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2004-08-10
CIK 1067077

FORM 10-Q

U.S. SECURITIES AND EXCANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2004

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

Yes [X]     No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share	3,125,411 shares

(class)	Outstanding as of July 30, 2004

FIRST NATIONAL BANK OF MANATEE
Index to Form 10-Q
For the quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

FIRST NATIONAL BANCSHARES, INC.

Consolidated Balance Sheet

Assets (000’s)

	June 30	December 31
	2004	2003
	(Unaudited)	**
Cash and Due from Banks	8,146	6,876
Int. Bearing Bank Balances	10,197	8,412
Fed Funds Sold	0	0
Investment Securities	51,702	46,869
Unrecognized Security Gains	-541	244
Loans	226,251	206,742
Less Allowance for Credit Losses	-2,266	-2,067
Deferred Loan Fees (earned)	-430	-361
Premises and Equipment, Net	7,546	7,737
Accrued Interest Receivable	1,139	986
Deferred Income Tax Charges	0	74
Other R. E. & Assets Owned	0	0
Goodwill & Other Intangible Assets	1,212	0
Other Assets	2,446	1,720
Total Assets	305,402	277,232

** Condensed from audited financial

Liabilities and Stockholders’ Equity (000’s)

	June 30	December 31
	2004	2003
Deposits
Demand, non-interest bearing	38,588	32,991
Demand, interest bearing	40,371	39,603
Time (CD’s, MM’s, & Savings Accounts)	183,375	160,733
TOTAL DEPOSITS	262,334	233,327
Repurchase Agreements	2,770	11,301
Accrued Interest Payable	931	652
Accounts Payable and Other Liabilities	824	437
Fed Funds Purchased and Other Borrowings	13,900	9,500
TOTAL LIABILITIES	280,759	255,217
Stockholders’ Equity
Common Stock, par value $.10 per share;
Authorized 7,500,000 shares;
Issued and Outstanding, 3,125,411	313	199
Capital Surplus	17,963	16,209
Unrecognized Gains & Losses	-337	153
Retained Earnings	6,704	5,454
Net Stockholders’ Equity	24,643	22,015
Total Liabilities and Stockholders’ Equity	305,402	277,232

FIRST NATIONAL BANCSHARES, INC

Statement of Income (unaudited)
For the Period January 1 through June 30 (000’s)

	6 months	6 months	3 months	3 months
	2004	2003	2004	2003
Interest Income:
Interest Bearing Bank Balances	44	72	29	36
Fed Funds Sold	0	0	0	0
Investment Securities:
Taxable	732	618	339	320
Exempt from Federal Taxes	169	186	84	94
Loan Interest	6,331	5,197	3215	2,566
Loan Fees	154	131	84	86
Total Interest Income	7,430	6,204	3,751	3,102
Interest Expense	1,996	1,558	1018	768
Net Interest Income	5,434	4,646	2,733	2,334
Provision for Credit Losses	200	64	70	18
Net Interest Income After Credit Loss Provision	5,234	4,582	2,663	2,316
Other Operating Income:
Service Charges on Accounts	193	232	95	109
Investment Security Gains	0	83	0	29
Trust Fees & Investment Sales Commissions	755	449	410	245
Other Income	192	247	93	127
Total Other Operating Income	1,140	1,011	598	510
Other Operating Expenses:
Salaries & Employee Benefits	2,621	2,235	1319	1,143
Occupancy & FF&E	683	595	354	309
Other Expenses	968	897	512	468
Total Other Operating Expenses	4,272	3,727	2,185	1,920
Profit Before Tax	2,102	1,866	1,076	906
Estimated State and Federal Income Taxes	744	645	383	308
Profit After Tax	1,358	1,221	693	598

FIRST NATIONAL BANCSHARES, INC

EARNINGS PER SHARE

For the Period January 1 through June 30

	6 months	6 months	3 months	3 months
	2004	2003	2004	2003
Profit After Tax	$1,358,000	$1,221,000	$693,000	$598,000
Average Shares Outstanding	3,110,806	2,981,464	3,096,201	2,981,464
Earnings per Share — Basic	$0.44	$0.41	$0.22	$0.20
Average Shares Outstanding Fully diluted	3,320,286	3,167,269	3,316,340	3,163,449
Earnings per Share Fully Diluted	$0.41	$0.39	$0.21	$0.19

1.	Adjusted for stock dividends paid on September 30, 2003 and a stock split on June 30,2004.

COMPREHENSIVE INCOME
(unaudited) (000’s)
For the Period January 1 through June 30

Under FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At June 30, 2004 and 2003, comprehensive income was as follows:

	6 months	6 months	3 months	3 months
	2004	2003	2004	2003
Profit After Tax	1,358	1,221	693	598
Unrealized Securities Gains Net of Taxes	-490	28	-811	92

Comprehensive Income	868	1,249	-118	690

STATEMENTS OF CASH FLOWS

(unaudited) (000’s)
For the Period January 1 through June 30 (000’s)

	2004	2003
Operating activities
Net Income	1,358	1,221
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation & leasehold amortization	256	257
Allowance for loan losses (net of charge offs)	199	22
Decrease (increase) in accrued interest receivable	-153	86
Increase (decrease) in accrued interest payable	279	875
Increase (decrease) in accounts payable and other liabilities	388	-258
Decrease (increase) in other assets	-76	-300

Net cash provided by operating activities	2,251	1,903
Investing activities
Proceeds from sales and maturities of
Investment securities net of purchases	-4,833	-8,118
Loans originated, net of principal collections	-19,509	-7,369
Capital expenditures	-65	0
Proceeds from sale of other R. E. and assets owned	0	-18
Increase (decrease) in overnight funds purchased	0	0
Decrease (increase) in federal funds and overnight funds sold	-1,785	4,991

Net cash provided (used) by investing activities	-26,192	-10,514
Financing activities
Net increase (decrease) in demand deposits	6,365	7,182
Net increase (decrease) time deposits	22,642	-1,169
Increase (decrease) in term borrowings	4,400	-500
Increase (decrease) in securities sold under agreements to repurchase	-8,531	2,571
Dividends paid	0	0
Proceeds from issuance of common stock	335	277
Retirement of common stock	0	0

Net cash (used) provided by financing activities	25,211	8,361
Net increase in cash and due from banks	1,270	-250
Cash and due from banks at beginning of year	6,876	7,995
Cash and due from banks at end of quarter	8,146	7,745
Schedule of non-cash investing activities
Loans transferred to other real estate owned	$0	$0

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

Results for the six month period ended June 30, 2004, may not necessarily be indicative of those to be expected for the entire year.

Note 2

In March, 2004 the Company merged with The Trust Company of Florida (Trust Company) effective February 29, 2004. The accompanying condensed financial statements included earlier in this 10Q include the results of operations of Trust Company since that date. The total purchase price was $2,453,000 including $1,027,000 in cash and $1,426,000 in common stock. In addition, acquisition expenses were approximately $83,000. The following table summarizes the estimated values of the assets acquired and liabilities assumed at the date of acquisition.

($000’s)
Current assets	$1,294
Furniture and equipment	72
Goodwill and customer relationships	1,212

Total assets acquired	2,578

Current liabilities assumed	(42)

Net assets acquired	2,536

Pro forma information includes the Trust Company information as if the merger had been completed as of January 1, 2003

	June 30	June 30
	2004	2003
Net interest income	5,434	4,646
Total other operating income	1,239	1,289
Net Income	1,305	1,066
Basic earnings per share	0.42	0.36
Fully diluted earnings per share	0.39	0.34

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

     The following discussion and analysis is based on the Holding Company’s financial condition and results of operations for the period from January 1, 2004 through June 30, 2004. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

     Earnings in the first half of 2004 were up $137,000 or 11% compared to earnings in the same period last year as direct result of net interest income rising faster than operating expenses. This is directly related to loan growth and level expenses when adjusted for the trust company merger in the first quarter. Net interest income increased by $788,000 before increased loan loss reserve expense of $136,000, funded exclusively to cover loan growth. Operating expenses were up $545,000 due largely to the acquisition of Trust Company of Florida and taking over its operations and increased salaries of the bank to support growth. The Trust Company overhead was offset by an increase in Trust and Investment sales revenues of $306,000. The Trust Company merger was in March, 2004 and therefore is included in the earnings and expense statement for four months.

     Second quarter earnings mirrored the year to date earnings, with 2004 quarterly earnings at $693,000 compared to $598,000 in the second quarter of 2003. Operating expenses increased $265,000 in the second quarter of 2004 when compared to 2003. Again, the major component of this was increased salary expense associated with the Trust Company operations and increased staffing to support growth. This was offset by increased Trust and Investment Sales income of $165,000 and increased net interest income of $399,000.

Net Interest Income. The major component of the Bank’s earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On June 30, 2004, the Bank’s loan portfolio had a high ratio of repriceability within one year.

     The Bank had good growth in its loan portfolio outstandings when compared to last year, up 36% over last year and 9% over year end. This contributed to an increased in net interest income offset by increased Loan Loss Reserve contributions to support the growth. Net interest income for six months in 2004 was up by $788,000 compared to 2003 while second quarter net interest income in 2004 was up by $399,000 when compared to 2003.

Interest Earning Assets. Real estate related loans at June 30, 2004, accounted for a majority of the bank’s loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In 2000, rates were initially stable but began to fall in the second half of the year and this drop in rates continued into 2001 and leveled off there. This interest rate decline allowed the Bank to significantly reprice its deposits and widen its margins. Rates continued to fall in 2002 and 2003. The bank maintained its margins during the first quarter but saw some narrowing of margins in the second quarter as rates leveled out and loan repricing began to catch up with the faster deposit repricing. As rates continued to be stable in the second half of 2003, the bank’s margins continued to narrow moderately, however, the bank’s growth more than offset the narrower margins.

     The Bank’s investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 12% of the Bank’s investment portfolio re-prices in one year. The Bank’s Available-for-Sale portfolio has a market value of about $541,000 below book value due to recent increases in open market bond rates.

Non-interest Earning Assets. Non-interest earning assets accounted for 7% of total assets on June 30, 2004, and primarily consisted of cash and due from banks, equipment and branches, accrued interest receivable and intangibles that resulted from the Trust Company of Florida merger.

Funding Sources. The primary source of funds for the Bank’s lending and investment activities is deposits. At June 30, 2004 the Bank’s total deposits were $262.3 million plus $2.8 million in repurchase agreements. The Bank’s deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank’s market area. The Bank has 15% of its deposits in NOW Accounts and 70% of its deposits in Savings, MMA’s and CD deposits. Despite a high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank’s liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.

Non-interest Income. The Bank’s non-interest income for the six month period ended June 30, 2004 was $1,140,000 including $755,000 from its Trust Department and Investment Sales areas. These are up from $1,011,000 and $449,000 last year. For the second quarter, non-interest income was $598,000, up from $510,000 last year.

     Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank had no security gains in the first half or 2004 but had $83,000 in gains in the first half of 2003 of which $29,000 occurred in the second quarter.

     The other significant items of non-interest income represented service charges on deposit accounts and merchant credit card account income.

Non-interest Expense. The Bank’s non-interest expense for the six month period ended June 30, 2004 was $4,272,000 including $2,621,000 of salaries and employee benefits and occupancy and equipment expense of $683,000. Non-interest expense was up from $3,727,000 in 2003. The increase in expense is primarily due to new overhead associated with the operations of the newly acquired Trust Company of Florida and the growth of the bank. Non-interest expense was also up proportionally in the second quarter rising from $1,920,000 in 2003 to $2,185,000 in 2004.

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

     An allowance for loan loss expense of $200,000 was charged to operating expenses for the six month period ended June 30, 2004. The Bank had net charge offs during this period of $1,000. This compares to an expense of $64,000 in 2003 after net charge-offs of $42,000. The Bank has a total of $2,266,000 reserved for future loan losses. The expense is 2004 has been almost exclusively to support loan growth, while in 2003, only 34% of the expense was to cover growth.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had one residential real estate loans on non-accrual at June 30, 2004 totaling $55,000 that was less than 30 days past due. In addition, the bank had one commercial mortgage $1,307,000 on non-accrual that was not past due at month-end. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has no specific reserves established at June 30, 2004.

     The bank also had no other real estate owned at June 30,2004.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank’s stockholders’ equity, subordinated debt, and the allowance for credit losses. At June 30, 2004, the Bank’s Tier 1 Capital Leverage Ratio was approximately 7.76%. In 1991, the Comptroller began evaluating banks’ capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a Tier 1 Risk- Based Capital Ratio of 8.88 % and a Total Risk Based Capital Ratio of 9.75%

Liquidity. Management of the Bank continually evaluates its liquidity position. Management believes that the Bank’s investment portfolio, when combined with interest bearing bank balances and Fed Funds sold, provides adequate liquidity to meet the Bank’s needs. As noted in “Funding Sources” above, management believes that the high concentration of time deposits is primarily due to customer relationships and not to higher-than-market rates and, thus, do not present any unusual liquidity risk. In addition, the bank has established borrowing lines with correspondent banks, and with the Federal Home Loan Bank to cover liquidity needs.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing, expected to be called, and amortization within one year or less amounted to $5,943,000 at June 30, 2004 representing 12% of the investment securities portfolio.

     The Bank moderates its liquidity needs by maintaining short term borrowing lines with several regional banks. At June 30, 2004, the Bank had lines of credit established with other banking institutions totaling $105,000,000 of which $91,100,000 was unused.

     Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

     Maturities of time certificates of deposit of $100,000 or more, outstanding at June 30, 2004, are summarized as follows:

(thousands of dollars)
3 months or less	$4,450
Over 3 through 12 months	12,256
Over 12 through 36 months	13,778
Over 36 months	208

Total	$30,692

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

     The following table shows the interest sensitivity gaps for four different time intervals as of June 30, 2004. For the first year, interest-sensitive assets exceed liabilities by $28,327,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

As of June 30
(thousands of dollars)

	0-90	91-365	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
Interest-Sensitive Assets	$59,154	$63,481	$87,107	$49,285	$15,736
Interest-Sensitive Liabilities	$55,646	$35,154	$141,303	$5,530	$—

Interest-Sensitive Gap	$3,508	$28,327	$(54,196)	$43,755	$15,736
Cumulative Gap	$3,508	$31,835	$(22,361)	$21,394	$37,130

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

Item 1: Legal Proceedings Against the Bank — None.

Item 2: Changes in Securities and Use of Proceeds — None

Items 3: Defaults under Senior Securities — None

Item 4: Submission of Matters to a vote of Security Holders – None.

Item 5: Other Information — None

Item 6: Controls and Procedures

Item 7: Exhibits and Reports on Form 8-K

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

FIRST NATIONAL BANCSHARES, INC.

August 2, 2004

/s/ Glen W. Fausset Glen W. Fausset
President and Director

Item 6. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.