Form 10-Q
period 2004-09-30
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2004-11-12
CIK 1067077

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

Yes [X]  No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share	3,285,505 shares

(class)	Outstanding as of November 3, 2004

FIRST NATIONAL BANCSHARES, INC.
Index to Form 10-Q
For the quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

FIRST NATIONAL BANCSHARES, INC.

Consolidated Balance Sheet

Assets
(000’s)

	September 30	December 31
	2004	2003
	(Unaudited)	**
Cash and Due from Banks	7,992	6,876
Int. Bearing Bank Balances	7,738	8,412
Fed Funds Sold	0	0
Investment Securities	49,770	46,869
Unrecognized Security Gains	359	244
Loans	236,006	206,742
Less Allowance for Credit Losses	-2,360	-2,067
Deferred Loan Fees (earned)	-440	-361
Premises and Equipment, Net	7,521	7,737
Accrued Interest Receivable	1,199	986
Other R. E. & Assets Owned	0	0
Goodwill & Other Intangibles	1,212	0
Other Assets	2,243	1,794
Total Assets	311,240	277,232

**Condensed from audited financial statements

Liabilities and Shareholders’ Equity
(000’s)

	September 30	December 31
	2003	2002
Deposits
Demand, non-interest bearing	37,811	32,991
Demand, interest bearing	37,943	39,603
Time (CD’s, MM’s, & Savings Accounts)	184,885	160,733
TOTAL DEPOSITS	260,639	233,327
Repurchase Agreements	4,455	11,301
Accrued Interest Payable	1,159	651
Accounts Payable and Other Liabilities	1,185	438
Fed Funds Purchased and Other Short Term Borrowings	17,750	9,500
TOTAL LIABILITIES	285,188	255,217
Stockholders’ Equity
Common Stock, par value $.10 per share;
Authorized 7,500,000 shares;
Issued and Outstanding, 3,283,590	328	199
Capital Surplus	22,217	16,209
Unrecognized Gains & Losses	224	153
Retained Earnings	3,283	5,454
Net Stockholders’ Equity	26,052	22,015
Total Liabilities and Stockholders’ Equity	311,240	277,232

FIRST NATIONAL BANCSHARES, INC.

Statement of Income

For the Period January 1 through September 30
(000’s)

	9 months	9 months	3 months	3 months
	2004	2003	2004	2003
Interest Income:
Loan Interest (excluding fees)	9,803	7,795	3,473	2,598
Loan Fees	255	208	101	77
Investment Securities
Taxable	1,113	899	381	281
Exempt from Federal Tax	253	280	84	94
Interest Bearing Bank Deposits	55	80	11	8
Federal Funds Sold	0	0	0	0
Total Interest Income	11,479	9,262	4,050	3,058
Interest Expense	3,070	2,289	1,074	731
Net Interest Income	8,409	6,973	2,976	2,327
Provision for Credit Losses	302	172	102	108
Net Interest Income
After Provision for Credit Losses	8,107	6,801	2,874	2,219
Other Operating Income
Service Charges on deposit accounts	285	346	92	114
Investment Security Gains	0	86	0	3
Trust Fees & Investment Sales	1,169	663	414	214
Other Income	269	361	77	114

Total Other Income	1,723	1,456	583	445
Other Operating Expenses
Salaries & Employee Benefits	3,934	3,416	1,313	1,181
Occupancy & Equipment Expense	1,048	904	365	309
Other Expenses	1,441	1,312	474	415

Total Other Operating Expenses	6,423	5,632	2,152	1,905
Profit Before Tax	3,407	2,625	1,305	759
Estimated Income Taxes	1,211	903	467	258

Profit After Tax	$2,196	$1,722	$838	$501

FIRST NATIONAL BANCSHARES, INC

Earnings per Share
For the Period January 1 through September 30

	9 months	9 months	3 months	3 months
	2004	2003	2004	2003
Profit After Tax	$2,196,000	$1,722,000	$838,000	$501,000
Average Shares Outstanding[1]	3,272,094	3,094,708	3,283,590	3,138,559
Earnings per Share — Basic	$0.67	$0.56	$0.26	$0.16
Average Shares Outstanding Fully Diluted[1]	3,490,568	3,298,519	3,499,103	3,298,337
Earnings per Share Fully Diluted	$0.63	$0.52	$0.24	$0.15

1. Adjusted for 5% stock dividend paid on September 30, 2004 and 3 for 2 stock split on June 30, 2004

COMPREHENSIVE INCOME
(unaudited) (000’s)
For the Period January 1 through September  30

Under FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At September 30, 2004 and 2003, comprehensive income was as follows:

	9 months	9 months	3 months	3 months
	2004	2003	2004	2003
Profit After Tax	2,196	1,722	838	501
Unrealized Securities Gains Net of Taxes	71	-528	561	-556

Comprehensive Income	2,267	1,194	1,399	-55

STATEMENTS OF CASH FLOWS

For the Period January 1 through September 30
(000’s)

	2004	2003
Operating activities
Net Income	2,196	1,722
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	406	387
Allowance for loan losses net of charge offs	293	92
Decrease (increase) in accrued interest receivable	-213	111
Increase (decrease) in accrued interest payable and other liabilities	1,254	254
Decrease (increase) in other assets	-204	-664

Net cash provided by operating activities	3,732	1,902
Investing activities
Purchase of securities — net of payments and sales	-2,901	-4,152
Loans originated, net of principal collections	-29,264	-21,105
Capital expenditures	-190	-202
Proceeds from sale of other real estate owned	0	0
Increase (decrease) in overnight funds purchased	0	2,570
Decrease (increase) in overnight funds sold	674	5,387

Net cash provided (used) by investing activities	-31,681	-17,502
Financing activities
Net increase (decrease) in demand deposits, NOW accounts, money market and savings accounts	22,128	18,182
Net increase (decrease) — certificates of deposit	5,185	-5,694
Increase (decrease) in securities sold under agreements to repurchase	-6,846	-1,567
Term borrowings	8,250	5,500
Dividends paid	-9	-5
Proceeds from issuance of common stock	357	275
Retirement of common stock	0	0

Net cash (used) provided by financing activities	29,065	16,691
Net increase in cash and due from banks	1,116	1,091
Cash and due from banks at beginning of year	6,876	7,995
Cash and due from banks at end of quarter	$7,992	$9,086
Schedule of non-cash investing activities	$0	$0
Loans transferred to other real estate owned	$0	$0

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

Results for the nine month period ended September 30, 2004, may not necessarily be indicative of those to be expected for the entire year.

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

($000’s)
Current assets	$1,294
Furniture and equipment	72
Goodwill and customer relationships	1,212

Total assets acquired	2,578

Current liabilities assumed	(42)

Net assets acquired	2,536

Pro forma information includes the Trust Company information as if the merger had been completed as of January 1, 2003

	September 30	September 30
	2004	2003
Net interest income	8,409	6,973
Total other operating income	1,822	1,889
Net Income	2,143	1,558
Basic earnings per share	0.65	0.50
Fully diluted earnings per share	0.61	0.47

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

     The following discussion and analysis is based on the Holding Company’s financial condition and results of operations for the period from January 1, 2004 through September 30, 2004. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

     Earnings in the first three quarters of 2004 were up $474,000 or $.11 per share when compared to earnings in the same period last year. This is a 28% increase in year to date earnings. Third quarter earnings were up $337,000 over last year or $.09 per share. This is a 67% increase in third quarter earnings. The increased earnings are a direct result of increased net interest income without a corresponding increase in net overhead. The increased net interest income is directly related to expansion of the Bank’s lending staff and the related salary expenses in 2003. The increase in staff resulted in higher loan growth this year. Year to date net interest income increased by 21% or $1,436,000, while the third quarter’s increase was also 28% or $649,000. Increased Other Operating Income was more than offset by increased operating expenses however, the net overhead expense grew at a rate comparable to the bank’s asset growth. The Bank’s year to date contribution of $302,000 to loan loss reserve was $130,000 higher than last year and was the result of loan growth and not charged off loans.

Net Interest Income. The major component of the Bank’s earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-

sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On September 30, 2004, the Bank’s assets had a repriceability over a three year period that closely matched its liability repriceability.

     The Bank had good growth in its loan portfolio in 2004 and the average year to date outstandings are ahead of last year by $27,000,000. This growth has more than offset modestly decreasing interest margins and has resulted in net interest income increasing significantly. Net interest income for nine months in 2004 was $8,409,000 compared to $6,973,000 in 2003. For the third quarter, net interest income was $2,976,000 compared to $2,327,000 last year.

Interest Earning Assets. Real estate related loans at September 30, 2004, accounted for a majority of the bank’s loan portfolio. Most of the mortgages are variable rate loans and are adjustable every one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In the first half of 2000, rates were stabile allowing the portfolio to keep pace with market rates. In the second half of 2000, rates began to fall and fell more dramatically later in the year and continued into 2001. This had a temporary negative impact on in the bank’s net interest income until rates stabilized and the bank’s balance sheet repriced to the new market rates. The bank’s interest margin was much improved in the last three quarters of 2001 and continued to improve over the first two quarters of 2002. Over the next two years, margins declined modestly but have trended back up in the third quarter of this year.

     The Bank’s investment portfolio is concentrated primarily in U.S. Government corporations and agencies. About 20% of the Bank’s investment portfolio re-prices in one year. Due to rising interest rates in the third quarter, the Bank’s Available-for-Sale portfolio has a market value of about $359,000 above book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 6.5% of total assets on September 30, 2004, and primarily consisted of cash and due from banks, equipment and branches, deferred taxes, and accrued interest receivable.

Funding Sources. The primary source of funds for the Bank’s lending and investment activities is deposits. At September 30, 2004 the Bank’s total deposits were $261 million plus $4 million in repurchase agreements. The Bank’s deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank’s market area. The Bank has 15% of its deposits in NOW Accounts and 71% of its deposits in Savings, MMA’s and CD deposits. Despite the high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank’s liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.

Non-interest Income. The Bank’s non-interest income for the nine month period ended September 30, 2004 was $1,723 including $1,169,000 from its Financial Services and Trust Department. These are up 18% and 76% over last year. In the third quarter total other income was up $138,000 or 31% and Trust and Financial Services income was up $200,000 or 93%. These increases are largely attributable to the acquisition of the Trust Company of Florida. However, the Financial Services revenues when compared to combined pre-merger revenues are up $73,000 year to date.

     Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank has had no security gains in 2004. The other significant items of non-interest income represented service charges on deposit accounts, and merchant credit card account income.

Non-interest Expense. The Bank’s non-interest expense for the nine month period ended September 30, 2004 was $6,423,000 including $3,934,000 of salaries and employee benefits. This is up 14% from last year. In the third quarter, the bank’s other operating expenses were $2,152,000 and staff expenses were $1,313,000, up 13% and 11% from the prior year. The Bank’s occupancy and equipment expenses for the nine month period ended September 30, 2004 were $1,048,000, up 16% from 2003 and the third period expense was $365,000, up 18% from the prior year. This increase in expense is largely attributable to the bank’s acquisition of the Trust Company of Florida in Venice and the corresponding increase in staff and occupancy.

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

     An allowance for loan loss expense of $302,000 was charged to operating expenses for the nine month period ended September 30, 2004 including $102,000 that was charged in the third quarter of the year. The Bank had net charge offs during these respective periods of $9,000 and $8,000. The balance of the loan loss reserve expense was to cover the growth in the loan portfolio. At September 30, 2004 the Bank has a total of $2,360,000 reserved for future loan losses. This is up from $1,796,000 at September 30, 2003.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. At September 30, 2004, the bank had one real estate secured loan totaling $1,307,000 that was on non-accrual. As of October 31, 2004, that loan was current and had been returned to accrual status. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has set up no specific reserves on either of these loans.

     The bank also had no other real estate owned at September 30, 2004.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank’s stockholders’ equity, subordinated debt, and the allowance for credit losses. At September 30, 2004, the Bank’s primary capital ratio was 8.15%. In 1991, the Comptroller began evaluating banks’ capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a risk based capital ratio of 11.3%

Liquidity. Management of the Bank continually evaluates its liquidity position. Management believes that the Bank’s investment portfolio, when combined with interest bearing bank balances and Fed Funds sold, provides adequate liquidity to meet the Bank’s needs. As noted in “Funding Sources” above, management believes that the high concentration of time deposits is primarily due to customer relationships and not to higher-than-market rates and, thus, do not present any unusual liquidity risk. In addition, the bank has established borrowing lines with correspondent banks, and with the Federal Home Loan Bank to cover liquidity needs.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $9,860,000 at September 30, 2004 representing 20% of the investment securities portfolio.

     Federal funds and lines of credit with other banks also provide the bank with sources of funds for meeting its liquidity needs. At September 30, 2004, the bank had lines of credit established with other banking institutions totaling $105,000,000 of which $87,250,000 was unused and available.

     Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

     Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at September 30, 2004, are summarized as follows:

Time Deposits
(thousands of dollars)
3 months or less	$3,840
Over 3 through 12 months	14,308
Over 12 through 36 months	14,452
Over 36 months	209

Total	$32,809

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

     The following table shows the interest sensitivity gaps for four different time intervals as of September 30, 2004. For the first year, interest-sensitive assets exceed liabilities by $85,753. For the next two years, liabilities reprice more rapidly than assets lowering the bank’s asset sensitive position to an essentially balanced position for the three year period. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

		As of September 30
		(thousands of dollars)
	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years
Interest-sensitive assets	$98,796	$88,963	$60,212	$44,149
Interest-sensitive liabilities	51,212	50,794	136,849	6,178

Interest sensitivity gap	47,584	38,169	(76,637)	37,971
Cumulative gap	$47,584	$85,753	$9,116	$47,087

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

FIRST NATIONAL BANCSHARES, INC.
(Registrant)

Date: November 12, 2004	/s/ Glen W. Fausset

Glen W. Fausset
President and Chief Financial Officer