Form 10-K
period 2004-12-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2005-03-30
CIK 1067077

Filed with Securities and Exchange Commission on March 30, 2005

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2004

Commission File Number (333-60283)

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

Common Stock, $.10 par value

(Title of Class)

The number of shares of Common Stock in the Company outstanding on March 14, 2005 was 3,300,593.

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☐   NO ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the company at June 30, 2004, was $49,891,000.

DOCUMENTS INCORPORATED BY REFERENCE	Part of Form 10-K into
in this Form 10-K	which incorporated

Portions of the Company’s definitive Proxy Statement
for its Annual Meeting of Shareholders to be held May 19, 2005	Part III

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

     In December 1994, the Bank received permission from the Office of the Comptroller of the Currency to open a Trust Department. The Bank hired an experienced trust officer and after a period of organization began operations and opened the department for solicitation of trust business in March of 1995. The department showed a profit in 1996, its first full year of operation, and has been profitable in each subsequent year. In October of 2003, the bank entered into an agreement to acquire The Trust Company of Florida, a trust bank through merger. In February, 2004, the shareholders of Trust Company approved the acquisition and the merger was consummated on March 15, 2004. At the time of merger, The Trust Company of Florida had in excess of $84,000,000 in customer assets and 1st National had more than $108,000,000 in customer assets. At year-end 2004, the trust department had over $198,000,000 in customer assets which includes assets acquired through the merger with The Trust Company of Florida effective March 1, 2004.

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

     (3) Market Area

     Manatee County, located on the western coast of Florida, is 41 miles south of Tampa, 26 miles south of St. Petersburg and 10 miles north of Sarasota. According to the Manatee County Chamber of Commerce, Manatee County had a residential population of approximately 258,000 in 2000 and many more seasonal residents. The Bank draws most of its deposit business from within Manatee County and estimates that more than 90% of its business comes from customers whose businesses or residences are located within the county. However, the Bank solicits and accepts business from outside of Manatee County with a meaningful portion of its loan & trust business coming from within Sarasota County and a lesser portion of its trust business coming from Lake County (Leesburg).

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

     (4) Competition

     The banking business in Florida in general, and in Manatee County in particular, is highly competitive. The Bank competes with other commercial banks in Manatee County and the surrounding area for all services customarily provided by commercial banks. In addition, the Bank faces significant competition from non-bank institutions, including savings and loan associations, finance companies, insurance companies, mortgage companies, mutual funds, credit unions, and other types of financial institutions. According to the most recent market data, there are approximately 23 deposit taking/lending institutions operating in Manatee County. The Bank currently ranks fourth in deposits in the market with 6.0% market share. Bank of America, NA ranks first, with a market share of 28.8%. No other deposit taking/lending institution in Manatee County possesses a market share over 10%. Competition for deposits may have the effect of increasing rates of interest the Bank will pay on deposits, which would increase the Bank’s cost of money and possibly reduce its net earnings. Competition for loans may have the effect of lowering the rate of interest the Bank will receive on its loans, which would lower the Bank’s return on invested assets and possibly reduce its net earnings.

     The Bank’s main office is located adjacent to the Palma Sola Shopping Center at the southeast corner of 59th Street and Manatee Avenue West. Republic Bank (a Pinellas County community bank), Gold Bank, and Provident Bank have branches within one block of the Bank’s principal office. The Bank’s island office is located on a highly visible corner on Anna Maria Island. There are two commercial banks located on the island. The Braden River Branch on highway 64 is 1/2 mile east of a Bank of America branch across from an AmSouth office. The Highway 70 branch is about 1/2 mile east of Bank of America. The Bank’s Ellenton branch is east of a Southtrust branch and a Gold Bank branch.

     (5) Loan Commitments

     At December 31, 2004 and 2003, the Bank had commitments to originate and disperse on loans of approximately $36,347,000 and $34,586,000 respectively. Substantially all of both years’ figures include commitments to originate construction real estate loans and pre-approved commercial lines of credit. The Bank expects that all of the commitments at December 31, 2004 will be exercised within the current year. In addition, at December 31, 2004 and 2003, the Bank had in place letters of credit of approximately $1,690,000 and $1,895,000, respectively. The Bank does not expect that any of the standby letters of credit in place at December 31, 2004 will be exercised within the current year. The Bank had no commitments to purchase loans at December 31, 2004 and 2003.

     (6) Financial History

     The Bank first opened to the public on July 18, 1986. As of December 31, 2004, the Company had total assets of $317,607,000 compared with total assets of $277,232,000 at December 31, 2003 and $222,161,000 of total assets at December 31, 2002. At year-end 2004, the Company had total deposits of $268,782,000, compared with Bank deposits of $233,327,000 at year end 2003 and $180,511,000 of total deposits at year end 2002. In addition, the Company had loans of $236,180,000 at the end of 2004, compared with $206,742,000 of loans in the Bank at the end of 2003 and $158,530,000 of loans at the end of 2002. For more detailed financial information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto appearing elsewhere in this Annual Report.

     (7) Employees

     At December 31, 2004, the Company had no direct employees. The Bank employed 91 people, of which three were executive officers, and six were part-time employees. The Company’s employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be excellent. The Company provides employee benefits customary in the banking industry, which include major medical insurance, group term life insurance, a defined benefit pension plan, a 401-K plan, and vacation and sick leave.

     (8) Supervision and Regulation

General

First National Bancshares, Inc. is a corporation organized under the laws of the State of Florida. The business in which the Company and its subsidiary are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities. The supervision, regulation and examination to which the Company and its subsidiary are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of shareholders.

Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Company and its subsidiary are subject are discussed below, along with certain regulatory matters concerning the Company and its subsidiary. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and its subsidiary.

Regulatory Agencies

The Company, upon approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956 (the “BHCA”) and to inspection, examination and supervision by the Federal Reserve Board.

The Bank is a national banking association chartered under the laws of the United States of America. It is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (the “OCC”) and secondarily by the Federal Reserve Board and the FDIC.

The Holding Company

Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, it would own or control, directly or indirectly, more than five percent (5%) of the voting shares of such bank or bank holding company. The BHCA also prohibits the Company, with certain limited exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

Affiliate Transactions. Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by holding companies and other non-bank subsidiaries from affiliated insured depository institutions, and also limit other transactions between holding companies and their non-bank subsidiaries and their affiliated insured depository institutions. Section 23A of the Federal Reserve Act generally requires that an insured depository institution’s loan to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its non-bank affiliates be on arms-length terms.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under the rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

Gramm-Leach-Bliley Act . The Financial Services Modernization Act of 1999, better known as the Gramm-Leach-Bliley Act (the “GLB”), permits bank holding companies to become “financial holding companies” and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a satisfactory rating under the Community Reinvestment Act. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The GLB defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. The Company has not elected to become a financial holding company under this new regulatory framework.

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s chief executive officer and chief financial officer are now required which attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Additionally, the Chief Executive Officer and Chief Financial Officer are now required to certify that the Company has effective disclosure controls and procedures, and, in accordance with Section 404 of the Sarbanes-Oxley Act, the Company is also in the process of implementing a new program designed to monitor the Company’s internal control over financial reporting. This new program will include the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls over financial reporting. This program must be fully implemented for the preparation of the Company’s annual report for its fiscal year ended December 31, 2006. See Item 8A of the Company’s annual report on Form 10-K for more information regarding management’s evaluation of the Company’s disclosure controls and procedures, and the Company’s internal control over financial reporting.

The Bank

     Interstate Banking and Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (“Riegle-Neal”), subject to certain concentration limits and other requirements, bank holding companies such as the Company are permitted to acquire banks and bank holding companies located in any state. Any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company. Banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices or merge with a bank located in another state is contingent, however, on the host state having adopted legislation “opting in” to the provisions of Riegle-Neal.

     Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under the rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

     Liability for Banking Subsidiaries. Under the current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a U.S. federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

     Capital Requirements. The OCC, Federal Reserve Board and FDIC require banks and holding companies to maintain minimum capital ratios. The “risk-adjusted” capital guidelines for the Bank and the Company involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Bank’s and Company’s capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. Tier 1 Capital is comprised of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain intangible items. At least half of the total capital is to be Tier 1 Capital. The remainder may consist of a limited amount of subordinated debt, other preferred stock, and a portion of the loan loss reserves (not to exceed 1.25% of risk-weighted assets). The Bank anticipates maintaining capital at a level sufficient to be classified as “well capitalized” pursuant to the Federal Reserve guidelines. In addition, the federal banking regulatory agencies have adopted leverage capital guidelines for banks and bank holding companies. Under these guidelines, banks and bank holding companies must maintain a minimum ratio of three percent (3%) Tier 1 Capital to total assets. However, most banking organizations are expected to maintain capital ratios well in excess of the minimum level and generally must keep their Tier 1 ratio at or above 5%. The Bank intends to maintain capital well above the regulatory minimum.

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

     In addition to the minimum regulatory capital requirements discussed above, provisions contained in the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) expressly provide for certain supervisory actions which are directly keyed to the capital levels of an insured depository institution. These “prompt corrective action” provisions impose progressively more restrictive constraints on operations, management and capital distributions of a particular institution as its regulatory capital decreases. Using Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant measures, FDIC insured depository institutions are grouped into one of the following five prompt corrective action capital categories: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. An institution is considered well capitalized if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage capital ratio of at least 5%, provided, however, such institution is not subject to a written advisement, order or capital directive to meet and maintain a specific capital level for any particular capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage capital ratio of at least 4% (3% if the institution has achieved the highest composite rating in its most recent examination).

     The required capital levels and the Company’s capital position at December 31, 2004 are summarized in the table included in Note 14 to the consolidated financial statements.

     Dividend Restrictions. The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its banking subsidiary. Various U.S. federal statutory provisions limit the amount of dividends the Company’s banking subsidiaries can pay to the Company without regulatory approval. Dividend payments by national banks are limited to the lesser of (1) the level of undivided profits; (2) the amount in excess of which the bank ceases to be at least adequately capitalized; and (3) absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years. In addition, U.S. federal bank regulatory authorities have authority to prohibit the Company’s banking subsidiary from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Company’s banking subsidiary to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

     Deposit Insurance Assessments. The deposits of the Company’s banking subsidiary are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the “BIF”) and/or the Savings Association Insurance Fund (the “SAIF”) administered by the FDIC.

     Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non deposit creditors and shareholders of the institution.

     Privacy Provisions of Gramm-Leach-Bliley Act. Under GLB, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of GLB affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

     Anti-Money Laundering Provisions of the USA Patriot Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was signed into law. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; and (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

     Fiscal and Monetary Policies. The Bank’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Bank is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the FRB have a material effect on the earnings of the Bank.

Additional Regulation. The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

     Future Legislation. Changes to the laws and regulations, both at the federal level and in the states where the Company and its subsidiary do business, can affect the operating environment of the Company and its subsidiary in substantial and unpredictable ways. The

Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Company or its subsidiary.

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

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Bank or the Company, to which we are a party or of which any of our properties are the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted for approval by the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     As a result of the acquisition of the Bank by First National Bancshares, Inc. on January 1, 1999 the then shareholders of the Bank now own 2 shares of Company stock for each share of Bank stock previously held. Upon the consummation of the acquisition, all Bank Common Stock was held by the Company and all previous shareholders of the Bank became shareholders in the Company. Effective October 1, 2002, the Company stock began trading on the NASDAQ small Cap Market under the symbol FBMT. The following table shows the high and low bid prices for each quarter of 2003 and 2004 after adjusting for the 5% stock dividends in each year and the three for two split in 2004.

	Years Ended December 31,
	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Market Price Range
High	$26.40	$28.20	$22.54	$23.49	$14.86	$13.90	$14.00	$14.81
Low	$24.00	$19.40	$16.51	$14.33	$12.91	$11.85	$12.81	$12.08

     As of March 21, 2005, there were 938 holders of record of the Common Stock of the Company.

     The Bank paid its first and only cash dividend of $.15 per share in 1991. In 1994 through 1998, the Bank paid annual stock dividends equal to 5% of the shares outstanding each time. On January 1, 1999, the Bank’s stock was exchanged two for one for Company stock. On June 30, 2004, the Company had a 3 for 2 stock split. The Company also paid 5% stock dividends in 1999 thru 2004. Future dividends, if any, will be paid to the Company. Future dividend payments to the holders of Common Stock of the Company will be at the discretion of the Board of Directors of the Company and will depend upon factors such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions. The Bank’s capital requirements to open branches or acquire other institutions may also impact the Bank’s ability to make dividend distributions to the Company thus affecting the Company’s ability to pay dividends. Additionally, under certain circumstances, approval of the Comptroller may be required prior to the payment of any dividends by the Bank, which would in turn affect the Company’s ability to pay dividends to its shareholders. Future payment of dividends by the Bank to the Company and the Company to its shareholders cannot be guaranteed. A description of certain restrictions imposed upon the Banking Industry by the Comptroller with respect to the declaration and payment of dividends to the Company is included in notes to the audited financial statements attached hereto.

     During the 4th Quarter of 2004, the Company did not repurchase any of its outstanding common shares.

Equity Compensation Plan Information

In 1995, the shareholders of the Bank approved an Incentive Stock Option Plan for key officers and employees of the Bank to be administered by the Board of Directors of the Bank. In 2000, the shareholders approved a renewal of that plan. Under the plan, and at the discretion of the Board, deserving officers and employees of the Bank are awarded stock options at the current fair market value of the stock. When the Company, as a bank holding company acquired the Bank, it assumed the duties and responsibilities of the plan from the Bank. The following table summarizes the shares outstanding under the plan and the shares remaining in the plan.

			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	205,073	$11.48	255,483
Equity compensation plans not approved by security holders	0	0	0

Total	205,073	$11.48	255,483

The shares reserved for issuance pursuant to options granted under the plan have not been registered under the Federal securities laws in reliance upon an exemption from the registration requirements provided by Section 3(a)(11) of the Securities Act of 1933 for intra-state offerings. In 2004, the Company issued options for the purchase of 27,000 common shares, which grants had a weighted average exercise price of $25.05 per common share. Additionally, options for the purchase of 30,000 common shares were exercised in 2004 for the aggregate cash consideration of $378,600.

Item 6. SELECTED FINANCIAL DATA

SELECTED INCOME DATA
Years Ended December 31,
(000’s except per share & dividend data)

	2004	2003	2002	2001	2000
Interest income	$15,760	$12,617	$13,026	$14,164	$13,812
Interest expense	4,305	3,144	3,796	6,699	7,334
Net interest income	11,455	9,473	9,230	7,465	6,477
Provision for loan losses	314	448	321	250	152
Net interest income after Provision for loan losses	11,141	9,025	8,909	7,215	6,325
Other non-interest income	2,315	1,867	1,645	1,847	1,342
Other non-interest expenses	8,511	7,621	6,672	6,209	5,522
Income before income taxes	4,945	3,271	3,882	2,852	2,146
Provision for income taxes	1,764	1,120	1,348	975	666
Net income (loss)	$3,181	$2,151	$2,534	$1,877	$1,480
Earnings per share *	$0.98	$0.69	$0.83	$0.62	$0.49
Diluted Earnings per share*	$0.92	$0.64	$0.77	$0.58	$0.46
Cash dividends declared	N/A	N/A	N/A	N/A	N/A
Stock dividends declared	5%	5%	5%	5%	5%

SELECTED BALANCE SHEET DATA
YEAR ENDED DECEMBER 31
(000’s except per share & outstanding share data)

	2004	2003	2002	2001	2000
Total assets	$317,607	$277,232	$222,161	$212,471	$197,043
Average total assets	300,333	236,581	214,652	203,218	185,789
Net investment securities	59,497	47,113	41,781	37,903	41,061
Net loans	233,395	204,314	156,590	144,302	135,932
Total deposits	268,782	233,327	180,512	175,849	170,271
Repurchase agreements & other borrowed money	20,593	20,801	20,311	17,966	9,918
Capital lease obligation	—	—	—	414	462
Total stockholders’ equity	26,855	22,015	19,996	17,047	14,635
Book value per share *	8.17	7.01	6.55	5.62	4.84
Average total equity	24,850	21,185	18,571	16,022	14,293
Average common shares Outstanding *	3,254	3,132	3,043	3,029	3,021

*	Retroactively adjusted for 5% stock dividends paid in 2000 thru 2004 and a three for two stock split in 2004.

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential:

	DECEMBER 31
	(000’s)
	2004			2003			2002
	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
Interest-earning assets:
Loans*	$223,633	$13,785	6.16%	$169,677	$10,933	6.44%	$154,238	$10,987	7.12%
Taxable investment Securities	$42,507	$1,494	3.51%	$32,650	$1,210	3.71%	$31,102	$1,550	4.98%
Tax-exempt investment Securities	$9,206	$341	3.70%	$10,122	$377	3.72%	$8,627	$387	4.49%
Other Securities	$1,238	$51	4.12%
Federal funds sold & Interest bearing bank Balances	$7,348	$89	1.21%	$8,866	$96	1.08%	$6,612	$102	1.54%

Total interest-earning assets	$283,932	$15,760	5.55%	$221,315	$12,616	5.70%	$200,579	$13,026	6.49%

Non-interest-earning assets:
Cash and due from banks	$8,293			$6,985			$5,813
Premises and equipment (net)	$7,583			$7,884			$8,101
Other assets	$3,046			$2,450			$1,989
Less allowance for loan losses, deferred fees & securities market valuation	$(2,521)			($2,053)			($1,830)

TOTAL	$300,333			$236,581			$214,652

	DECEMBER 31
	(000’s)
	2004			2003			2002
	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$45,120	$252	0.56%	$36,960	$194	0.52%	$29,505	$164	0.56%
Savings deposits	$85,809	$946	1.10%	$63,031	$579	0.92%	$55,207	$753	1.36%
Time deposits	$92,213	$2,516	2.73%	$67,207	$1,988	2.96%	$63,272	$2,315	3.66%
Federal funds purchased & other borrowed money	$15,331	$504	3.29%	$5,984	$226	3.78%	$6,340	$310	4.89%
Repurchase agreements	$5,174	$87	1.68%	$15,985	$157	0.98%	$17,131	$252	1.47%
Other	$0	$0	N/A	$0	$0	N/A	$6	$1	16.67%

Total interest-bearing Liabilities	$243,647	$4,305	1.77%	$189,167	$3,144	1.66%	$171,461	$3,795	2.21%
Non-interest-bearing liabilities:
Demand deposits	$30,133			$24,760			$22,994
Other liabilities	$1,704			$1,469			$1,446

Total Liabilities	$275,483			$215,396			$195,901
Shareholders’ equity	$24,850			$21,185			$18,751

Total	$300,333			$236,581			$214,652

Net interest on earnings		$11,455			$9,472			$9,231

Net yield on interest earning assets			4.03%			4.28%			4.60%

*	For the purpose of these computations, non-accruing loans are included in the daily average loan amounts outstanding

The following table sets forth a summary of the changes in interest and fees earned and interest paid resulting from changes in volume and changes in rates.

	2004 Compared to 2003			2003 Compared to 2002
	Increase (Decrease) Due to *			Increase (Decrease) Due to *
	Volume	Rate	Net	Volume	Rate	Net
	(thousands of dollars)
Interest earned on:
Loans (domestic)	3,324	(472)	2,852	1,100	(1,154)	(54)
Taxable investment securities	346	(62)	284	77	(417)	(340)
Tax-exempt investment securities	(34)	(2)	(36)	67	(77)	(10)
Other Securities	50	0	50
Federal funds sold & interest bearing balances	(18)	11	(7)	35	(41)	(6)

Total interest earning assets	3,667	(524)	3,143	1,279	(1,689)	(410)

Interest paid on:
Demand deposits	(46)	(12)	(58)	41	(11)	30
Savings deposits	(251)	(116)	(367)	107	(281)	(174)
Time deposits	(683)	155	(528)	144	(471)	(327)
Federal funds purchased	(308)	30	(278)	(17)	(67)	(84)
Repurchase Agreements	182	(112)	70	(17)	(78)	(95)
Other	0	0	0	(1)	0	(1)

Total interest bearing liabilities	(1,105)	(56)	(1,161)	257	(908)	(651)

* The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each

Investment Portfolio

The following table sets forth the carrying amount (book value) of investment securities at the dates indicated:

	December 31
	(thousands of dollars)
	2004	2003	2002
U.S. Treasury and other U.S. Government agencies	$47,471	$37,360	$31,437
States and political subdivisions	$10,292	$8,568	$9,285
Other	$1,734	$941	$1,059

TOTAL	$59,497	$46,869	$41,781

The following table sets forth the maturities of investment securities at book value on December 31, 2004 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the projected life of each security. Tax equivalent adjustments have not been made in calculating yields on obligations of state and political subdivisions. Mortgage backed securities are categorized by average life. Callable bonds are categorized by their projected call date under current market conditions.

	----------------Maturing----------------
	(thousands of dollars)
			After One But Within		After Five But Within
	Within One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury & Government Agencies
Fixed rate	$2,000	2.75%	$5,491	3.59%	$0		$0		$7,491	3.37%
Floating Rate	$2,000	8.40%	$0		$0		$0		$2,000	8.40%
U.S. government agencies, MBS’s and CMO’s
Fixed rate	$2,374	3.62%	$30,197	3.78%	$5,136	4.23%	$0		$37,707	3.83%
Floating rate	$0		$273	2.68%	$0		$0		$273	2.68%
States and political subdivisions	$160	6.51%	$6,234	5.53%	$3,898	5.50%	$0		$10,292	5.53%

TOTAL	$6,534	4.89%	$42,195	4.01%	$9,034	4.78%	$0		$57,763	4.23%

Loan Portfolio

The following table shows the maturity of fixed rate loans outstanding as of December 31, 2004. Also provided are the amounts with maturities beyond one year classified according to the sensitivity changes in interest rates. These numbers exclude loans on non-accrual.

	Maturing or Repricing Opportunities
	Within One	After One But	After Five Years
	Year	Within Five	Years	Total
Loans with:
1-4 Family 1st Mortgages	$23,461	$39,550	$2,208	$65,219
All Other Loans	$55,347	$99,159	$16,454	$170,960

Total	$78,808	$138,709	$18,662	$236,179

Non-accrual, Past Due and Restructured Loans

The following table summarizes the Bank’s non-accrual, past due and restructured loans:

	December 31,
	(thousands of dollars)
	2004	2003	2002	2001	2000
Non-accrual loans:	$0	$1,317	$1,611	$0	$0
Accruing loans past due 90 days or more:	$0	$0	$0	$0	$0
Restructured loans:	$0	$0	$0	$0	$0

Total	$0	$1,317	$1,611	$0	$0
Interest Income not collected that would have been collected under original terms:	$0	$9	$14	$0	$0
Commitments to lend additional funds:	$0	$0	$0	$0	$0

Potential Problem Loans

At December 31, 2004 the Bank had identified no loans for which payments presently are current but the borrowers are experiencing or have recently experienced financial difficulties other than the non-accrual loans.

Foreign Outstandings - None.

Certain International Developments - None.

Loan Concentrations - Loan concentrations are considered to exist when there are amounts lent to a multiple number of borrowers engaged in similar activities that exceed 10% of total loans and would cause them to be similarly impacted by economic or other conditions. The Bank currently has no concentrations of credit.

Summary of Loan Loss Experience

This table summarizes the Bank’s loan loss experience for the years ended December 31, 2000 thru 2004.

	2004	2003	2002	2001	2000
	(thousands of dollars)
Loan Loss Reserve
Balance at January 1	$2,067	$1,704	$1,551	$1,373	$1,254
Charge-offs:
Commercial and other loans	0	0	0	0	0
Real estate	0	0	0	10	0
Installment/consumer	23	101	182	73	34

Total Charge-offs	$23	$101	$182	$83	$34
Recoveries:
Commercial and other loans	0	0	0	11	0
Real estate	0	0	0	0	0
Installment/consumer	4	16	14	0	1

Total Recoveries	$4	$16	$14	$11	$1
Net charge-offs (recoveries)	19	85	168	72	33
Additions charged to operations *	314	448	321	250	152

Loan Loss Reserve
Balance at December 31	$2,362	$2,067	$1,704	$1,551	$1,373

Ratio of net charge-offs to average loans outstanding:	0.01%	0.05%	0.11%	0.05%	0.04%

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

Deposits

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Averages
	Year Ended December 31
	(thousand’s of dollars)
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Domestic bank offices:
Non-interest-bearing demand deposits	$30,133	0%	$24,760	0%	$22,994	0%
Interest-bearing demand Deposits	$45,120	0.56%	$36,960	0.52%	$29,505	0.56%
Savings deposits	85,809	1.10%	63,031	0.92%	55,207	1.36%
Time deposits	92,213	2.73%	67,207	2.96%	63,272	3.66%

Total	$253,275	1.47%	$191,958	1.44%	$170,978	1.89%

Return on Average Equity and Average Assets

The following table shows operating and capital ratios of the Bank for each of the last three years.

	Year Ended December 31
	2004	2003	2002
Return on average assets	1.06%	0.91%	1.18%
Return on average equity	12.80%	10.20%	13.60%
Dividend pay out ratio	0.00%	0.00%	0.00%
Average equity to average assets ratio	8.27%	8.95%	8.74%

Short-Term Borrowings

The following table shows the distribution of the Bank’s short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the last three years.

	Overnight Funds
	Purchased &
	Securities Sold		Other Short
	Under Agreements	Commercial	Term
	to Repurchase	Paper	Borrowings
(thousands of dollars)
Balance at December 31:
2004	$3,343	$0	$17,250
2003	$11,301	$0	$9,500
2002	$15,811	$0	$4,500
Weighted average interest rate at year end
2004	2.10%	0.00%	3.33%
2003	0.94%	0.00%	3.49%
2002	1.07%	0.00%	4.19%
Maximum amount outstanding at any month’s end
2004	$11,942		$18,350
2003	$19,730	$0	$10,000
2002	$21,295	$0	$13,750
Average amount outstanding during the year
2004	$5,174	$0	$15,331
2003	$16,235	$0	$5,734
2002	$17,117	$0	$6,334
Weighted average interest rate during the year
2004	1.68%	0.00%	3.29%
2003	0.97%	0.00%	3.87%
2002	1.47%	0.00%	4.89%

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

Critical Accounting Policy and Estimates

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and the Company follows general practices within the industries in which it operates. At times, the application of these principles requires Management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event.

     All significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the notes to the consolidated financial statements and in the management discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL) as the accounting area that requires the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

     The ALLL represents management’s estimate of credit losses inherent in the Bank’s loan portfolio at the report date. The estimate is a composite of a variety of factors including past experience, collateral value, and the general economy. ALLL includes a specific portion, a formula driven portion, and a general nonspecific portion. The collection and ultimate recovery of the book value of the collateral, in most cases, is beyond our control.

     For more information regarding the estimates and calculations used to establish the ALLL and the value of Mortgage Servicing Rights, please see Note 1 to the consolidated financial statements provided herewith.

Financial Condition

     The Bank (the Company’s only subsidiary) functions as a financial intermediary, and as such, its financial condition should be examined in terms of trends in its sources and uses of funds. The following comparison of average balances indicates how the Bank has managed its sources and uses of Sources and Uses of Funds. Comments in this section relate to annual average amounts, not year-end amounts. Average balances are the average of the monthly averages:

Sources and Uses of Funds Trends

	(thousands of dollars)
	2004			2003			2002
	Average Balance	Amount Change	% Change	Average Balance	Amount Change	% Change	Average Balance
Funding uses:
Loans	$223,633	$53,956	31.80%	$169,677	$15,439	10.00%	$154,238
Taxable investment Securities	42,507	9,857	30.19%	32,650	1,548	5.00%	31,102
Tax-exempt investment Securities	9,206	(916)	(9.05%)	10,122	1,495	17.30%	8,627
Federal funds sold & Interest bearing bank balances	7,348	(1,518)	(17.12%)	8,866	2,254	34.10%	6,612

Total uses	$282,694	$61,379	27.73%	$221,315	$20,736	10.30%	$200,579

Funding sources:
Demand deposits:
Non-interest-bearing	$30,133	$5,373	21.70%	$24,760	$1,766	7.70%	$22,994
Interest-bearing	45,120	8,160	22.08%	36,960	7,455	25.30%	29,505
Savings Deposits	85,809	22,778	36.14%	63,031	7,824	14.20%	55,207
Time deposits	92,213	25,006	37.21%	67,207	3,935	6.20%	63,272
Federal funds purchased and other borrowings	15,331	9,347	156.20%	5,984	(362)	(5.70%)	6,346
Repurchase agreements	5,174	(10,811)	(67.63%)	15,985	(1,146)	(6.70%)	17,131
Other	8,914	1,526	20.66%	7,388	1,264	20.60%	6,124

Total sources	$282,694	$61,379	27.73%	$221,315	$20,736	10.30%	$200,579

     The Bank uses its funds primarily to support its lending activities. In 2004, the Bank and consequently, the Company, benefited from the robust Florida economy driven both by low interest rates and by the rapid population growth. Average loans increased by $53,956,000 or 31.8% in 2004 after increasing by $15,439,000 or 10.0% in 2003. The increase was largely the result of continued emphasis on lending by Bank management and continued favorable economic conditions in the local market. These favorable growth trends impacted the banks earnings discussed later under results of operations.

     Average taxable bond investments, another use of funds, increased by $9,857,000 or 30.2% in 2004 and are used to provide liquidity for the Bank, while tax-exempt bond investments decreased by $916,000 or 9.1% and provide enhanced yield due to their special income tax treatment..

     The Bank’s increase in earning assets from 2003 to 2004 was funded by increased deposits. The Bank sought to grow its loan portfolio in 2004, and to fund this growth, it sought deposits in the local market place. The lagging stock market and low interest rates combined to make relatively inexpensive deposits available to the bank. Although deposit growth was from all types of deposits, the Bank showed the greatest average growth in Savings and Money Market Accounts.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing, amortizing or expected to be called within one year or less amounted to $12,612,000 at December 31, 2004 representing 22% of the investment securities portfolio, an increase from the 2003 amount of $4,945,000. This is due to the Bank making an effort to shorten its average bond maturity while rates are low. Shortening the maturity of the portfolio will have the effect of not locking in investment rates while rates are low.

     The Bank moderates its liquidity needs by maintaining short term borrowing lines with several regional banks. At year-end, the Bank had lines of credit established with other banking institutions totaling $89,200,000.

     Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.

     Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at December 31, 2004, are summarized as follows:

Time Deposits
(thousands of dollars)

3 months or less	$3,968
Over 3 through 6 months	9,367
Over 6 through 12 months	14,996
Over 12 through 36 months	8,149
Over 36 months	0

Total	$36,480

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

     The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 2004. For the first year, interest-sensitive assets exceed liabilities by $50,577,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

	As of December 31
	(thousands of dollars)
	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years

Interest-sensitive assets	$95,668	$84,132	$71,094	$48,715
Interest-sensitive liabilities	$48,054	$81,169	$122,478	$5,740
Interest sensitivity gap	$47,614	$2,963	$(51,384)	$42,975

Cumulative gap	$47,614	$50,577	$(807)	$42,168

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

     The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. For the Bank, Tier 1 capital consists of common shareholders’ equity. Tier 2 capital consists of allowance for loan and lease losses. All banks must maintain a minimum leverage ratio of Tier 1 capital to total assets of 3%. To be considered adequately capitalized, banks are required to meet a minimum ratio of 8% of qualifying total Tier 1 and Tier 2 capital to risk-adjusted total assets and at least 4% ratio of Tier 1 capital to total assets. The Bank had corresponding ratios of 11.65% and 8.14% at year-end. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

The table below illustrates the Bank’s regulatory capital ratios at December 31

	2004	2003
	(thousands of dollars)
Tier 1 Capital	$25,473	$21,481
Tier 2 Capital	$2,362	$2,067
Total Qualifying Capital	$27,835	$23,548
Risk Adjusted Total Assets (including off-balance exposures)	$238,898	$204,529
Average Total Assets for Leverage Purposes	$312,868	$258,954
Tier 1 Risk-Based Capital Ratio	10.66%	10.50%
Total Risk-Based Capital Ratio	11.65%	11.51%
Leverage Ratio	8.14%	8.30%

At December 31, 2004, there were no commitments for expenditures that would impact the capital of the Bank or the Company.

Relationship Between Significant Financial Ratios

The following table illustrates this relationship where the percent return on equity times the percent of earnings retained equals the internal capital growth percentage:

	2004	2003	2002
Return on average equity	12.80%	10.20%	13.60%
Earnings retained	100%	100%	100%
Internal capital growth	14.45%	11.10%	15.10%

     From a level of 12.8% in 2001, the rate of internal capital growth has increased to 15.1% in 2002, 11.1% in 2003 and 14.5% in 2004. This increased growth rate is directly related to the increasing profitability of the Bank.

     To maintain adequate capital, the Bank and the Company will continue their efforts to maintain its level of earnings and will give appropriate consideration to capital needs for expansion and growth before determining annual dividend pay out to the Company or to shareholders.

Results of Operations

     The Company’s net income for 2004 was $3,181,000, an increase of 48% from 2003 earnings of $2,151,000 and up 26% from 2002 earnings of $2,534,000. On a per share basis, net income for the similar periods were $.98, $.69 and $.83 after retroactively adjusting for annual 5% stock dividends and a three for two split in 2004. Despite continued low rates causing the banks rate margin to narrow slightly in 2004, the bank’s net interest income grew as a result of the growth in loans and deposits resulting from the robust local economy.

     Income improved significantly from 2002 to 2004, despite the growth in overhead due to growth of the Company and the acquisition of The Trust Company of Florida. In 2003 income was impacted by low interest rates and the proliferation of refinancing in the real estate markets. The overhead associated with the replacement of refinanced loans and with the growth of the bank impacted the bank’s net profits. However, many of these expenses are non-recurring and the overhead associated with the loan portfolio returned to more normal levels in 2004. In addition, average loans outstanding increased significantly in 2004. As a result, net interest income after loan loss reserve, was up by $2,116,000 for 2004 over 2003. These increased revenues included reduced loan loss reserve expenses of $134,000 due to lower loan portfolio growth. The average outstanding loans was up much more significantly than the actual growth because the loans were made late in 2003 and the expenses associated with those loans occurred in 2003 also. Most of this growth and corresponding expense occurred in the fourth quarter of 2003 and accordingly was too late in that year to significantly contribute to increased net interest income for 2003 but had significant impact on the earnings in 2004.

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

     To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. At December 31, 2004, approximately 64% of the loan portfolio was repriceable or expected to repay within one year.

     Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on equity and return on assets. The Bank’s return on average equity was 12.8% in 2004, up from 10.2% in 2003, and below the 13.6% of 2002. The Bank’s returns on average assets (ROAA) were 1.18% in 2002 and .91% in 2003 to 1.06% in 2004. In 1995, the Board of Directors adopted a strategy of growth for the Bank knowing that the increased overhead would impact the Bank’s earnings for several years. The strategy anticipated that increased revenues would eventually offset the substantial increase in overhead resulting from branch openings. This in fact happened in 1997 through 1999. With the slower growth in overhead expenses, earnings improved during those years. With the opening of the new branch in 2000, some of the overhead efficiencies were lost, but were regained in 2001 and 2002. Early in 2003, the bank increased staffing in both the financial product sales staff and in the loan production area. By the fourth quarter of 2003, both areas began showing significant increases in 2004 in income to the bank. In addition, the bank’s acquisition of The Trust Company of Florida in March increased the Company’s trust assets by 78%. By June 30, the majority of the merger related expenses had been absorbed and the acquisition was adding to the bank’s earnings.

LOANS

Loan Portfolio

The following table shows the Bank’s loans distribution at the end of each of the last five years.

	December 31,
	2004	2003	2002	2001	2000
	(thousand of dollars)
Domestic Loans:
Commercial and Other	$13,933	$9,684	$10,500	$11,748	$14,859
Real estate-construction	10,709	10,815	2,509	5,053	2,267
Real estate - Residential	74,241	82,202	59,303	52,137	48,702
Real estate - Other	134,644	99,489	80,454	71,025	63,839
Installment/Consumer	2,652	3,236	4,153	5,981	7,638
Non-accrual	0	1,317	1,611	0	0

Total domestic loans	$236,179	$206,743	$158,530	$145,944	$137,305

     Real estate mortgage loans at year-end 2004 and 2003 comprised the greatest percentage of total loans. Commercial non-real estate and consumer loans were approximately 6% and 1% respectively at the year-end 2004. The growth in loans outstanding at year-end 2003 was the result of an initiative by management to grow the loan portfolio.

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

Composition of Allowance for Loan Losses

This table shows an allocation of the allowance for loan losses as of the last two year-ends:

	December 31, 2004		December 31, 2003
	Loans in each		Loans in each
	category to		category to
	Total Loans		Total Loans
	Amount	Percent	Amount	Percent
		(thousands of dollars)
Commercial, Commercial RE, Construction & Agricultural	$1,033	68%	$753	63%
Real estate-residential	$430	31%	$548	32%
Consumer	$5	1%	$54	4%
Special allocations	$10	0%	$7	1%
Unallocated	$884	0%	$705	0%

Total	$2,362	100%	$2,067	100%

     The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.

     In 2004 the allowance for loan losses approximates 1.0% of loans, equal to the 1.0% in 2003. The allowance for loan losses is changed when management determines that the prospects of recovery of the principal or interest of a loan or lease are doubtful. Subsequent recoveries, if any, are credited to the allowance. Real estate mortgage loans are written down to fair value upon the earlier receipt of a deed in lieu of foreclosure, upon completion of foreclosure proceedings, or upon in-substance foreclosure. Commercial and other loan charge-offs are made based on management’s on-going evaluation of non-performing loans. At year-end, the Bank had no “impaired” loans under SFAS 114, which became effective on January 1, 1995.

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

Distribution of Non-performing Assets

	December 31
	2004	2003
	(thousands of Dollars)
Commercial, Commercial RE, & Construction	$0	$1,317
Residential RE	0	0
Installment/Consumer	0	0
Total non-performing loans	$0	$1,317
Other real estate owned	$0	$0
Other Assets	$0	$0
Debt Security	$0	$0
Total non-performing assets	$0	$1,317
Non-performing loans to year-end loans	0.00%	0.64%
Non-performing assets to year-end loans and other real estate owned	0.00%	0.64%

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

     At year-end 2004 the bank had no non-accrual loans, compared to $1,317,000 in 2003, and consequently there was no additional interest income that would have been recorded on non-accruing loans.

     At December 31, 2004, the Bank had no loans, which were not included in the 90 day past due or non-accrual categories, where the borrowers are currently experiencing or have recently experienced financial difficulties but are current on their payments. This is unchanged from 2003.

     At December 31, 2004, the Bank had no commitments to lend additional funds with respect to non-performing loans.

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

Income Taxes

     The Company’s effective tax rate was 36% in 2004 which is up from 34% in 2003. The effective rate is lower than the statutory rate primarily due to certain tax-exempt interest income.

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

Off Balance Sheet Arrangements

     At December 31, 2004 and 2003, the Bank had commitments to originate and disperse on loans of approximately $36,347,000 and $34,586,000 respectively. Substantially all of both years’ figures include commitments to originate construction real estate loans and pre-approved commercial lines of credit. The Bank expects that all of the commitments at December 31, 2004 will be exercised within the current year. In addition, at December 31, 2004 and 2003, the Bank had in place letters of credit of approximately $1,690,000 and $1,895,000, respectively. The Bank does not expect that any of the standby letters of credit in place at December 31, 2004 will be exercised within the current year. The Bank had no commitments to purchase loans at December 31, 2004 and 2003.

Contractual Obligations Table

	Payment due by period
	(thousand of dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	17,250	4,300	8,100	4,850	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	856	227	375	152	102
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	0	0	0	0	0

Total	$18,106	$4,527	$8,475	$5,002	$102

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item is incorporated herein by reference to the information set forth under the following captions contained in this Form 10-K:

(i)	“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—Liquidity and Interest Rate Sensitivity Management.

(ii)	PART II – Item 6. – “Selected Financial Data” – Investment Portfolio

(iii)	PART II – Item 6. – “Selected Financial Data” – Loan Portfolio

(iv)	PART II – Item 8. — “Financial Statements and Supplementary Data.”

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and the related notes thereto required by Subpart I have been included immediately following Item 14 in Part IV of this Annual Report as Exhibit 99 to this form 10-k.

     Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	Years Ended December 31,
	(thousands, except share amounts)
	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Interest and dividend income	$4,281	$4,050	$3,751	$3,678	$3,354	$3,058	$3,102	$3,102
Interest expense	(1,235)	(1,074)	(1,018)	(978)	(855)	(731)	(768)	(790)
Provision for loan losses	(12)	(102)	(70)	(130)	(275)	(108)	(18)	(46)

Net interest income, after provision for loan losses	3,034	2,874	2,663	2,570	2,224	2,219	2,316	2,266
Non-interest income (charges)	(593)	583	598	542	411	445	510	501
Non-interest expenses	(2,089)	(2,152)	(2,185)	(2,086)	(1989)	(1,905)	(1,920)	(1,807)

Income before income taxes	1,538	1,305	1,076	1,026	646	759	906	960
Provision for income taxes	(553)	(467)	(383)	(361)	(217)	(258)	(308)	(337)

Net income	$985	$838	$693	$665	$429	$501	$598	$623
Earnings per common share:
Basic	$0.30	$0.26	$0.21	$0.20	$0.14	$0.16	$0.19	$0.20
Diluted	$0.28	$0.24	$0.20	$0.19	$0.13	$0.15	$0.18	$0.18
Market Price Range[1]
High	$26.40	$28.20	$22.54	$23.49	$14.86	$13.90	$14.00	$14.81
Low	$24.00	$19.40	$16.51	$14.33	$12.91	$11.85	$12.81	$12.08

1.	All per share information is presented to reflect the 5 % stock dividends declared for 2003 and 2004 and the three for two stock split declared in 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

     Since July 18, 1986 (the date of inception of the Bank, the Company’s subsidiary), neither the Bank nor the Company have had any disagreements with its independent certified public accountants regarding accounting and financial disclosure and there has been no change in accounting firms since 1994. The accounting firm of Christopher, Smith, Leonard, Bristow, and Stanell, P.A. is currently employed by the Company to perform its annual audit and its opinion on the financial statement is included in this annual report.

ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Exchange Act Rule 13a-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

     The information required by Item 10 pertaining to directors of the Company is incorporated herein by reference to the sections entitled “Election of Directors”, “Committees of the Board of Directors and Certain Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement of the Company of the Bank for its 2004 Annual Meeting of Shareholders, pages three through five. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2004 at the time it is mailed to the shareholders.

Executive Officers

     With respect to Francis I. duPont, III, the Chairman of the Board and Chief Executive Officer of the Company, and Glen W. Fausset, President of the Company, who are also directors of the Company, and Thomas Moseley, Executive Vice President of the Bank, the information required by Item 10 pertaining to the Company’s executive officers is incorporated herein by reference to the section entitled “Election of Directors” in the definitive proxy statement of the Company of the Bank for its 2004 Annual Meeting of Shareholders, pages three and four, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Bank’s fiscal year ended December 31, 2004 at the time it is mailed to the shareholders.

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

     During the 4th Quarter of 2003, the Board of Directors of the Company and the Bank adopted a Code of Ethics and Business Conduct applicable to the members of the Board of Directors and the officers of the Company and the Bank. The Chief Executive Officer, Chief Financial Officer and other senior financial officers of the Company and the Bank, specifically are subject to the Code. A copy of the Code may be obtained, at no cost, by contacting Angela O’Reilly, Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” and “Compensation Pursuant to Plans” in the definitive proxy statement of the Company of the Bank for its 2004 Annual Meeting of Shareholders, pages seven through nine, which will be filed with the Securities and Exchange Commission 120 days of the end of the Company’s fiscal year ended December 31, 2004 at the time it is mailed to the shareholders.

Change of Control Agreements

     In 1997, the Board of Directors of the Bank entered into “Agreements” with Messrs. duPont and Fausset providing for compensation to them in the event of a change of the controlling interest of the Bank or dismissal without cause. This Company joined in these agreements in 2000. The agreements provide for the payment of three times average base compensation upon a change of control of the Bank or the Company or a dismissal without cause.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

     The information required by Item 12 pertaining to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections entitled “Election of Directors” and “Stock Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement of the Company for its 2004 Annual Meeting of Shareholders, pages two through four, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2004 at the time it is mailed to the shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the definitive proxy statement of the Company of the Bank for its 2004 Annual Meeting of Shareholders, pages six and seven, which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year ended December 31, 2004 at the time it is mailed to the shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                    The information required by Item 14 pertaining to Principal Accountant Fees and Services is incorporated herein by reference to the section entitled “Information Concerning Independent Accountants” in the definitive proxy statement of the Company of the Bank for its 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission 120 days of the end of the Company’s fiscal year ended December 31, 2004 at the time it is mailed to the shareholders.

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

          (3) The exhibits required to be filed herewith are listed on the “Exhibits Index” on the following page

     (b) Reports on form 8-K

During the last quarter of the fiscal year ended December 31, 2004, the Company filed one Form 8-K as follows:

October 6, 2004 — Releasing the financial results for the Company for the Quarter ended September 30, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

March 17, 2005	By:	/s/ Glen W. Fausset

(Date)		Glen W. Fausset, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Francis I. duPont, III	Chairman of the Board and Chief Executive Officer	March 17, 2005
Francis I. duPont, III

/s/ Glen W. Fausset	President, Chief Financial Officer and Director	March 17, 2005
Glen W. Fausset

/s/ Robert C. Matejcek	Treasurer	March 17, 2005
Robert C. Matejcek

/s/ Beverly Beall	Director	March 17, 2005
Beverly Beall

/s/ Robert G. Blalock	Director	March 17, 2005
Robert G. Blalock

/s/ Allen J. Butler	Director	March 17, 2005
Allen J. Butler

/s/ Rosemary R. Carlson	Director	March 17, 2005
Rosemary R. Carlson

/s/	Director
Sara Pappas, Ph. D.

/s/ Raymond A. Weigel, III	Director	March 17, 2005
Raymond A. Weigel, III

/s/ Irv Zamikoff, D.D.S.	Director	March 17, 2005
Irv Zamikoff, D.D.S.

/s/ Dan C. Zoller	Director	March 17, 2005
Dan C. Zoller

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1[1]	Amended and Restated Articles of Incorporation of First National Bancshares, Inc.

3.2[2]	Bylaws of First National Bancshares, Inc.

10[3]	Company’s Incentive Stock Option Plan

10.1	Employment Agreement of F. I. duPont, III

10.2	Employment Agreement of Glen W. Fausset

11[4]	Statement regarding computation of per share earnings.

21	Company Subsidiaries – 1st National Bank & Trust

31.1	302 Certifications

31.2

32.1	906 Certifications Pursuant to 18 U.S.C. § 1350

32.2

99	Audited Financial Statements

1.	Incorporated by reference to the exhibits included in the Company’s S-4 Registration Statement, as filed with the Securities and Exchange Commission on July 31, 1998 (Registration No. 333-60283).

2.	Incorporated by reference to the exhibits included in the Company’s Form 10-k , as filed with the Securities and Exchange Commission on March 22, 2004 (Registration No. 333-60283).

3.	Incorporated by reference to the summary of principal terms included in the Company’s Proxy Statement for the 2000 Meeting of Shareholders, as filed with the Securities and Exchange Commission on March 10, 2000.

4.	Incorporated by reference to the Income Statement on page F-3 of the Consolidated Financial Statements of First National Bancshares, Inc., as contained in this Annual Report on Form 10-K.