Form 10-Q
period 2005-03-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2005-05-12
CIK 1067077

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2005

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

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share	3,306,757 shares

(class)	Outstanding as of April 30, 2005

FIRST NATIONAL BANK OF MANATEE
Index to Form 10-Q
For the quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

FIRST NATIONAL BANCSHARES, INC.

Consolidated Balance Sheet

	March 31	December 31
	2005	2004
	(Unaudited)
Assets (000’s)
Cash and due from banks	$9,064	$6,826
Federal funds sold	0	0

Cash and cash equivalents	9,064	6,826
Interest-bearing deposits in banks	6,323	5,636
Securities available for sale, net of mark-to-market adjustments of $(889) and $32	68,584	57,763
Federal Home Loan Bank stock, at cost	1,434	1,353
Loans, net of allowance for loan losses of $2,400 and $2,396	236,172	233,395
Foreclosed assets	0	0
Premises and equipment, net	7,407	7,555
Goodwill	975	975
Intangible Assets	241	249
Other assets	4,421	3,855

TOTAL ASSETS	$334,621	$317,607

	March 31	December 31
	2005	2004
	(unaudited)
Liabilities and Stockholders’ Equity (000’s)
Deposits:
Non-interest bearing	$44,884	$31,934
Interest-bearing	242,362	236,848

Total deposits	287,246	268,782
Repurchase agreements	2,270	3,343
Long-term debt	15,600	17,250
Accrued expenses and other liabilities	2,042	1,377
TOTAL LIABILITIES	307,158	290,752

Stockholders’ equity:
Common stock, $.10 par value, 25,000,000 shares authorized; 3,306,757 shares issued	331	329
Additional paid-in capital	22,450	22,239
Retained earnings	5,237	4,267
Accumulated other comprehensive income	(555)	20
Total stockholders’ equity	27,463	26,855

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$334,621	$317,607

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income (unaudited)
(000’s)

	3 months ended
	March 31	March 31
	2005	2004
Interest and dividend income:
Loans, including fees	$3,958	$3,186
Debt securities:
Taxable	495	392
Tax-exempt	106	85
Other	72	15
Total interest and dividend income	4,631	3,678
Interest expense:
Deposits	1,201	845
Federal funds purchased and securities sold under agreements to repurchase	18	25
Long-term debt	137	108
Total interest expense	1,356	978
Net interest income	3,275	2,700
Provision for loan losses	41	130
Net interest income, after provision for loan losses	3,234	2,570
Non-interest income:
Customer service fees	78	98
Trust Services Fees	357	217
Financial Product Sales Commissions and fees	68	128
Net gain (loss) on available-for-sale securities	0	0
Net gain (loss) on sale of assets	2	0
Other	106	99
Total non-interest income (charges)	611	542
Non-interest expenses:
Salaries and employee benefits	1,437	1,302
Occupancy and equipment	371	329
Legal, examination, and audit expenses	93	61
Data processing	36	35
Other	402	359
Total non-interest expenses	2,339	2,086
Income before income taxes	1,506	1,026
Income tax expenses	536	361
Net income	$970	$665
Earnings per share:
Basic	$0.29	$0.21
Diluted	$0.28	$0.20

FIRST NATIONAL BANCSHARES, INC

Earnings per Share
For the Period January 1 through March 31

	3 months	3 months
	2005	2004[1]
Profit After Tax	$970,000	$665,000
Average Shares Outstanding[1]	3,293,192	3,162,237
Earnings per Share – Basic	$0.29	$0.21
Average Shares Outstanding Fully Diluted[1]	3,496,727	3,393,743
Earnings per Share Fully Diluted	$0.28	$0.20

1. Adjusted for 5% stock dividend paid on September 30, 2004 and 3 for 2 stock split on June 30, 2004

FIRST NATIONAL BANCSHARES, INC

COMPREHENSIVE INCOME

For the Period January 1 through March 31 (000’s)

COMPREHENSIVE INCOME: Under FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At March 31, 2005 and 2004, comprehensive income was as follows:

	($000’s)
	3 months	3 months
	2005	2004
Profit After Tax	$970	$665
Unrealized Securities Gains Net of Taxes	$(575)	$321

Comprehensive Income	$395	$986

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (unaudited)
(000’s)

	3 months ended
	March 31	March 31
	2005	2004
Operating activities
Net Income	970	665
Adjustments to reconcile net income to cash provided by operating activities:
Allowance for loan losses (net of charge offs)	38	131
Depreciation	138	125
Increase (decrease) in interest payable	188	91
Increase (decrease) in accrued expenses other liabilities	477	769
Decrease (increase) in interest receivable	(179)	(76)
Decrease (increase) in other assets	(60)	(225)

Net cash provided by operating activities	1,572	1,480

Investing activities
Net change in interest bearing deposits in banks	(687)	(4,069)
Proceeds from sale and maturity of securities net of purchases	(11,792)	(4,150)
Loans originated, net of principal collections	(2,820)	(8,783)
Cash received in merger with Trust Company of Florida	0	112
Capital expenditures net of depreciation	10	(72)
Proceeds from sale of other R. E. and assets owned	0	0
Increase (decrease) in FHLB borrowings	(1,650)	4,900
Decrease (increase) in federal funds sold	0	0

Net cash provided (used) by investing activities	(16,939)	(12,062)

Financing activities
Net increase (decrease) in demand deposits	9,464	4,631
Net increase (decrease) time deposits	9,001	15,144
Increase (decrease) in securities sold under agreements to repurchase	(1,073)	(6,720)
Dividends paid	0	0
Proceeds from issuance of common stock	213	30
Retirement of common stock	0	0
Principal payments under capital lease obligation	0	0

Net cash (used) provided by financing activities	17,605	13,085

Net increase in cash and due from banks	2,238	2,503

Cash and due from banks at beginning of year	$6,826	$6,876
Cash and due from banks at end of quarter	$9,064	$9,379

Schedule of non-cash investing activities	0	0

(1) NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Basis of Financial Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary for fair presentation of such financial statements have been included. For further information, refer to the consolidated financial statements and the notes thereto included in the Bank’s annual report on Form 10-K for the year ended December 31, 2004.

Results for the three month period ended March 31, 2005, may not necessarily be indicative of those to be expected for the entire year.

Note 2

Effective February 29, 2004 the Company merged with the Trust Company of Florida (Trust Company). The accompanying financial statements include the operations of the Trust Company since that date. The total purchase price was $2,453,000 including $1,426,000 in common stock. Total assets acquired (net of $42,000 in liabilities) were $2,548,000. These assets included $1,238,000 in cash and cash equivalents, $130,000 in equipment and other assets, $249,000 for customer relationships and $975,000 for goodwill.

Pro forma information includes the Trust Company information as if the merger had been completed as of January 1, 2004

March 31
2004
(in thousands)
Net interest income	2,700
Total other operating income	641
Net Income	$612

Basic earnings per share	$0.21
Fully diluted earnings per share	$0.20

Note 3

The components of net periodic pension cost are as follows:

	Quarter Ended March 31,
	2005	2004
	(in thousands)
Service cost	$92	$90
Interest cost	55	48
Expected return on plan assets	(63)	(59)
Amortization of prior service cost	2	1
Recognized net actuarial loss	27	19

	$113	$99

For the quarter ended March 31, 2005 and 2004, the assumptions used to determine net periodic pension cost are as follows:

	Quarter Ended March 31,
	2005	2004
Discount rate	5.75%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%
Annual salary increase	4.00%	4.00%

Note 4

Had compensation cost for the Corporation’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Quarter Ended March 31,
	2005	2004
	(in thousands)
Net income	$970	$665
Additional expense had the Corporation adopted SFAS No. 123	(29)	(25)
Pro forma net income	$941	$640

Basic earnings per share – As reported	.29	.21
- Pro forma	.29	.20
Diluted earnings per share – As reported	.28	.20
- Pro forma	.27	.19

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

     In March of 2004, the Bank merged with The Trust Company of Florida, a Florida chartered Trust Bank. The operations of Trust Company for the month of March, 2004 are included in the operating statement of the company. The operations for the first two months of the quarter, prior to the merger, are noted but not included in the operating totals.

     The following discussion and analysis is based on the Holding Company’s financial condition and results of operations for the period from January 1, 2005 through March 31, 2005. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.

Results of Operations.

     Earnings in the first quarter of 2005 were up $305,000 or 46% compared to earnings in the same period last year as direct result of net interest income increasing 26% after loan loss provision while other operating income increased 13% and corresponding expenses grew 12%. The major component of the increased overhead was salary expense due to increased headcount, increased cost of benefits, and increased occupancy associated with the acquisition of the Trust Company of Florida in March of last year. These were offset by the increased other operating income resulting from that acquisition. The Bank’s contribution of $41,000 to loan loss reserve was $89,000 lower than last year due to lower loan growth than in the first quarter of last year.

Net Interest Income. The major component of the Bank’s earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On March 31, 2005, the Bank’s loan portfolio had a high ratio of repriceability within one year.

     Historically, low interest rates have accelerated the number of loans paying off to due to refinancing. As a result, last year, the Bank had only budgeted growth in its loan portfolio despite strong loan activity. However, as rates have bottomed out and recently begun to rise, the refinancing activity has slowed. Net interest income for three months in 2005 was $3,234,000 compared to $2,570,000 in 2004.

Interest Earning Assets. Real estate related loans at March 31, 2005, accounted for a majority of the bank’s loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. This can result in periods when the bank’s net interest income is either higher or lower than the norm. However, the bank receives wider margins on this type of loan than on a truly floating loan. Management believes the improved margins more than offset the temporary periods where moving rates can temporarily affect interest margins.

     The Bank’s investment portfolio is concentrated primarily in U.S. Government agencies and corporations. The Bank’s Available-for-Sale portfolio has a market value of about $889,000 below book value.

Non-interest Earning Assets. Non-interest earning assets accounted for 6.3% of total assets on March 31, 2005, and primarily consisted of cash and due from banks, branches and equipment, accrued interest receivable and intangible assets resulting from the merger with The Trust Company of Florida.

Funding Sources. The primary source of funds for the Bank’s lending and investment activities is deposits. At March 31, 2005 the Bank’s total deposits were $287.2 million plus $2.3 million in repurchase agreements. The Bank’s deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank’s market area. The Bank has 84% of its deposits in interest bearing accounts. Since 2001, the bank has been successful in attracting more deposits into NOW accounts and money market accounts and fewer into certificates of deposit. This improvement in deposit mix was sustained into 2005. This was a significant part of the bank’s improved net interest margin over the last several years.

Non-interest Income. The Bank’s non-interest income for the three month period ended March 31, 2005 was $611,000 including $425,000 from its Trust and Financial Services area. Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank had no security gains in the first quarter of 2005. The other significant items of non-interest income represented service charges on deposit accounts and merchant credit card account income.

Non-interest Expense. The Bank’s non-interest expense for the three month period ended March 31, 2005 was $2,339,000 including $1,437,000 of salaries and employee benefits. The Bank’s occupancy and equipment expenses for the period ended March 31, 2005 were $371,000. Non-interest expense was up from $2,086,000 in

2004. The increase in expense is primarily due to an increase in staff and occupancy associated with the company’s acquisition of The Trust Company of Florida.

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

     An allowance for loan loss expense of $41,000 was charged to operating expenses for the three month period ended March 31, 2005. The Bank had $8,000 in charge offs during this period and had $5,000 in recoveries. The Bank has a total of $2,400,000 reserved for future loan losses.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had no loans on non-accrual at March 31, 2005. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has no specific reserves established at March 31, 2005.

     The bank also had no other real estate owned (OREO) at March 31,2005.

Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a minimum Tier I capital ratio of capital-to-assets of 5% to be considered well capitalized. For 1st National Bank & Trust, Tier I Capital includes only the Bank’s stockholders’ equity. At March 31, 2005, the Bank’s Tier I Capital leverage ratio was approximately 8.05%. In 1991, the Comptroller began evaluating banks’ capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method and 10% to be considered well capitalized. Currently the Bank has a total risk based capital ratio in excess of 11.7%.

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

     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing or expected to be called within one year or less amounted to $9,210,000 at March 31, 2005 representing 13% of the investment securities portfolio, with an additional 17% in the second year. This is due to the Bank making an effort to shorten its average bond maturity while rates are low. Shortening the maturity of the portfolio will have the effect of not locking in investment rates while rates are low.

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

     Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at March 31, 2005, are summarized as follows:

Time Deposits
(thousands of dollars)
3 months or less	$9,461
Over 3 through 12 months	22,170
Over 12 through 36 months	3,541
Over 36 months	0

Total	$35,172

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

     The following table shows the interest sensitivity gaps for four different time intervals as of March 31, 2005. For the first year, interest-sensitive assets exceed liabilities by $51,155,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

	As of March 31
	(thousands of dollars)
	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years
Interest-sensitive assets	$98,556	$87,335	$77,156	$50,858
Interest-sensitive liabilities	61,852	72,884	121,504	3,993

Interest sensitivity gap	36,704	14,451	(44,348)	46,865
Cumulative gap	$36,704	$51,155	$6,807	$53,672

     The primary interest sensitive assets and liabilities in the one-year maturity range are loans and time deposits. Trying to minimize this gap while maintaining earnings is a continual challenge in a changing interest rate environment and one of the objectives of the Bank’s asset/liability management strategy. Management has adopted a philosophy of balancing assets and liabilities over a three-year period, which it has accomplished. Management feels that the rate rewards of being balanced over a three-year period more than offset the risk of being modestly and temporarily unbalanced over the short term.

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

Item 5: Other Information - None

Item 6: Exhibits and Reports on Form 8-K

     Exhibits

a)	Plan of acquisition, reorganization, arrangement, liquidation, or succession. - None

b)	Articles of incorporation and by-laws.

	1)	A copy of the Amended and Restated Articles of Incorporation of the Registrant is included as Exhibit 3.A to the Registration Statement filed with the Securities and Exchange Commission on July 31, 1998 (Registration No. 333-60283).

	2)	A copy of the Bylaws of the Registrant is included in the company’s 10-k, as filed with the Securities and Exchange Commission on March 22, 2004 (Registration No. 333-60283).

c)	Instruments defining the rights of securities holders, including indentures. - None

d)	Published report regarding matters submitted to vote of security holders. - None

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

FIRST NATIONAL BANCSHARES, INC.
(Registrant)
Date: May 10, 2005	By /s/ Glen W. Fausset
President and Chief Financial Officer