Form 10-K/A
period 2004-12-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2005-08-15
CIK 1067077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

PART II
Item 8. Financial Statements and Supplementary Data
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
302 Certification
302 Certification
906 Certifications Pursuant to 18 U.S.C Section 1350
906 Certifications Pursuant to 18 U.S.C Section 1350
Audited Financial Statements

     Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to provide a revised report of its independent auditor which includes the city and state of said auditor in accordance with Rule 2-02(a)(3) of Regulation S-X.
PART II
     Item 8. Financial Statements and Supplementary Data.
     The report of the Company’s financial statements of the Company and the related notes thereto required by this Item 8 are attached as Exhibit 99 to this form 10-K/A. Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	Years Ended December 31,
	(thousands, except share amounts)
	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Interest and dividend income	$4,281	$4,050	$3,751	$3,678	$3,354	$3,058	$3,102	$3,102
Interest expense	(1,235)	(1,074)	(1,018)	(978)	(855)	(731)	(768)	(790)
Provision for loan losses	(12)	(102)	(70)	(130)	(275)	(108)	(18)	(46)

Net interest income, after provision for loan losses	3,034	2,874	2,663	2,570	2,224	2,219	2,316	2,266
Non-interest income (charges)	(593)	583	598	542	411	445	510	501
Non-interest expenses	(2,089)	(2,152)	(2,185)	(2,086)	(1989)	(1,905)	(1,920)	(1,807)

Income before income taxes	1,538	1,305	1,076	1,026	646	759	906	960
Provision for income taxes	(553)	(467)	(383)	(361)	(217)	(258)	(308)	(337)

Net income	$985	$838	$693	$665	$429	$501	$598	$623
Earnings per common share:
Basic	$0.30	$0.26	$0.21	$0.20	$0.14	$0.16	$0.19	$0.20
Diluted	$0.28	$0.24	$0.20	$0.19	$0.13	$0.15	$0.18	$0.18
Market Price Range[1]
High	$26.40	$28.20	$22.54	$23.49	$14.86	$13.90	$14.00	$14.81
Low	$24.00	$19.40	$16.51	$14.33	$12.91	$11.85	$12.81	$12.08

1. All per share information is presented to reflect the 5 % stock dividends declared for 2003 and 2004 and the three for two stock split declared in 2004.

PART IV
     Item 15. Exhibits and Financial Statement Schedules
          (a) Documents filed as part of this Annual Report on Form 10-K:
(1) Financial Statements and Schedules

(i)	Report of Independent Auditors’ Report	F-1
(ii)	Balance Sheets	F-2
(iii)	Statements of Income	F-3
(iv)	Statements of Stockholders’ Equity	F-4
(v)	Statements of Cash Flows	F-5
(vi)	Notes to Financial Statements	F-6
(2) All Schedules not otherwise provided under Part II, Item 8 are provided under exhibit 99 to this Annual Report on Form 10-K.
          (b) The exhibits required to be filed herewith are listed on the “Exhibit Index” on the following page
SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

August 15, 2005	By:	/s/ Glen W. Fausset

(Date)	Glen W. Fausset, President

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	302 Certifications
31.2

32.1	906 Certifications Pursuant to 18 U.S.C. § 1350
32.2

99	Audited Financial Statements