Form 10-Q/A
period 2005-03-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2005-08-15
CIK 1067077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
AMENDMENT NO. 1

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
FIRST NATIONAL BANCSHARES, INC.
(exact name of registrant as specified in its charter)

Florida	333-60283	06-1522028

(State of Incorporation)	Commission File Number	I.R.S. Employer Identification No.

5817 Manatee Avenue West, Bradenton, Florida	34209

(Address of principal office)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share	3,306,757 shares

(class)	Outstanding as of April 30, 2005

FIRST NATIONAL BANK OF MANATEE
Index to Form 10-Q
For the quarter Ended June 30, 2005

Page
PART I. FINANCIAL INFORMATION

Item 4. Controls and procedures	3

PART II. OTHER INFORMATION.

Item 6. Exhibits	3

SIGNATURES	3

EXHIBITS
Section 302 Certification of CEO
Section 302 Certification of CFO
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period in timely alerting them of material information relating to the Company (including its consolidated subsidiaries), as appropriate to allow timely decisions regarding required disclosure in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits
Exhibits

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
August 15, 2005

FIRST NATIONAL BANCSHARES, INC.
By	/s/ Glen W. Fausset
Glen W. Fausset
President and Director

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Section 302 Certification of CEO

Exhibit 31.2	Section 302 Certification of CFO

Exhibit 32.1	Certification of CEO pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of CFO pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.