Form 10-Q
period 2005-06-30
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2005-08-15
CIK 1067077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2005
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
Yes ☑            No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share	3,402,848 shares

(class)	Outstanding as of August 3, 2005

FIRST NATIONAL BANK OF MANATEE
Index to Form 10-Q
For the quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST NATIONAL BANCSHARES, INC.
Consolidated Balance Sheet
Assets (000’s)

	June 30	December 31
	2005	2004
	(Unaudited)
Cash and due from banks	$11,819	$6,826
Federal funds sold	0	0

Cash and cash equivalents	11,819	6,826
Interest-bearing deposits in banks	556	5,636
Securities available for sale	68,263	57,795
Federal Home Loan Bank stock, at cost	1,594	1,353
Loans, net of allowance for loan losses of $2,558 and $2,362	252,670	233,395
Foreclosed assets	0	0
Premises and equipment, net	7,390	7,555
Goodwill	975	975
Intangible Assets	241	249
Other assets	4,423	3,823

TOTAL ASSETS	$347,931	$317,607

Liabilities and Stockholders’ Equity (000’s)

	June 30	December 31
	2005	2004
	(Unaudited)
Deposits
Non-interest bearing deposits	42,642	31,934
Interest Bearing deposits	249,725	236,848

TOTAL DEPOSITS	292,367	268,782

Repurchase Agreements	2,824	3,343
Accrued Expenses and Other Liabilities	2,156	1,377
Short Term Borrowings	6,200	0
Long Term Borrowings	15,100	17,250

TOTAL LIABILITIES	318,647	290,752

Stockholders’ Equity
Common Stock, par value $.10 per share;
Authorized 7,500,000 shares;
Issued and Outstanding, 3,362,159	336	329
Additional Paid in Capital	22,949	22,239
Accumulated other comprehensive income	(192)	20
Retained Earnings	6,191	4,267

Net Stockholders’ Equity	29,284	26,855

Total Liabilities and Stockholders’ Equity	347,931	317,607

FIRST NATIONAL BANCSHARES, INC
Statement of Income (unaudited)
For the Period January 1 through June 30 (000’s)

	6 months	6 months	3 months	3 months
	2005	2004	2005	2004
Interest and dividend income:
Loans, including fees	$8,068	$6,485	$4,110	$3,299
Debt securities:
Taxable	1,088	732	593	339
Tax-exempt	228	169	122	84
Other	133	44	61	29

Total interest and dividend income	9,517	7,430	4,886	3,751
Interest expense:
Deposits	2,632	1,721	1,431	876
Federal funds purchased and securities sold under agreements to repurchase	36	50	18	25
Long-term debt	279	225	142	117

Total interest expense	2,947	1,996	1,591	1,018
Net interest income	6,570	5,434	3,295	2,733
Provision for loan losses	194	200	153	70

Net interest income, after provision for loan losses	6,376	5,234	3,142	2,663
Non-interest income:
Customer service fees	162	193	84	95
Trust Services Fees	713	555	356	338
Financial Product Sales Commissions and fees	154	200	86	72
Net gain (loss) on available-for-sale securities	5	-3	5	-3
Net gain (loss) on sale of assets	-1	0	-3	0
Other	315	195	209	96

Total non-interest income (charges)	1,348	1,140	737	598
Non-interest expenses:
Salaries and employee benefits	2,943	2,621	1,506	1,319
Occupancy and equipment	745	683	374	354
Legal, examination, and audit expenses	152	127	59	61
Data processing	71	68	35	35
Other	836	773	434	416

Total non-interest expenses	4,747	4,272	2,408	2,185
Income before income taxes	2,977	2,102	1,471	1,076
Income tax expenses	1,051	744	515	383

Net income	$1,926	$1,358	$956	$693

Earnings per Share
Basic	$.58	$.42	$.29	$.21
Diluted	$.55	$.39	$.27	$.20

FIRST NATIONAL BANCSHARES, INC
EARNINGS PER SHARE
For the Period January 1 through June 30

	6 months	6 months	3 months	3 months
	2005	2004	2005	2004
Profit After Tax	$1,926,000	$1,358,000	$956,000	$693,000
Average Shares Outstanding	3,300,306	3,266,346	3,307,568	3,251,011
Earnings per Share — Basic	$0.58	$0.42	$0.29	$0.21
Average Shares Outstanding Fully diluted	3,511,642	3,486,300	3,525,792	3,482,157
Earnings per Share Fully Diluted	$0.55	$0.39	$0.27	$0.20
1. Adjusted for stock dividends paid on September 30, 2004.
COMPREHENSIVE INCOME
(unaudited) (000’s)
For the Period January 1 through June 30
Under FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At June 30, 2005 and 2004, comprehensive income was as follows:

	6 months		6 months		3 months	3 months
	2005		2004		2005	2004
Profit After Tax		$1,926,000		$1,358,000	$956,000		$693,000

Unrealized Securities Gains Net of Taxes	-$	212,000	-$	490,000	$363,000	-$	811,000

Comprehensive Income		$1,714,000		$868,000	$1,319,000	-$	118,000

STATEMENTS OF CASH FLOWS
(unaudited) (000’s)
For the Period January 1 through June 30 (000’s)

	2005	2004
Operating activities
Net Income	1,926	1,358

Adjustments to reconcile net income to cash provided by operating activities:
Allowance for loan losses (net of charge offs)	196	199
Depreciation	281	256
Increase (decrease) in accrued interest payable	429	279
Increase (decrease) in accounts payable and other liabilities	350	388
Decrease (increase) in accrued interest receivable	-338	-153
Decrease (increase) in other assets	-32	-188

Net cash provided by operating activities	2,812	2,139

Investing activities
Proceeds from sales and maturities of Investment Securities net of Purchases	-11,000	-4,833
Loans originated, net of principal collections	-19,616	-19,509
Cash received in merger with Trust Company of Florida	0	112
Capital expenditures	-116	-65
Proceeds from sale of other R. E. and assets owned	0	0
Increase (decrease) in overnight funds borrowed	6,200	0
Decrease (increase) in federal funds and overnight funds sold	5,080	-1,785

Net cash provided (used) by investing activities	-19,452	-26,080

Financing activities
Net increase (decrease) in demand deposits	10,708	6,365
Net increase (decrease) time deposits	12,877	22,642
Increase (decrease) in securities sold under agreements to repurchase	-519	-8,531
Increase (decrease) in term borrowings	-2,150	4,400
Dividends paid	0	0
Proceeds from issuance of common stock	717	335
Retirement of common stock	0	0

Net cash (used) provided by financing activities	21,633	25,211

Net increase in cash and due from banks	4,993	1,270

Cash and due from banks at beginning of year	6,826	6,876

Cash and due from banks at end of quarter	11,819	8,146

Schedule of non-cash investing activities
Loans transferred to other real estate owned	$0	$0

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
Results for the six month period ended June 30, 2005, may not necessarily be indicative of those to be expected for the entire year.
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
Pro forma information includes the Trust Company information as if the merger had been completed as of January 1, 2004

June 30
2004
($000's )
Net interest income	5,434
Total other operating income	1,239
Net Income	1,305

Basic earnings per share	0.40
Fully diluted earnings per share	0.39

Note 3
The components of net periodic pension cost are as follows:

	Quarter Ended June 30,
	2005	2004
	(in thousands)
Service cost	$185	$179
Interest cost	109	96
Expected return on plan assets	(126)	(117)
Amortization of prior service cost	3	2
Recognized net actuarial loss	55	37

	$226	$197

For the quarter ended June 30, 2005 and 2004, the assumptions used to determine net periodic pension cost are as follows:

	Quarter Ended June 30,
	2005	2004
Discount rate	5.75%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%
Annual salary increase	4.00%	4.00%
Note 4
Had compensation cost for the Corporation’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Quarter Ended June 30,
	2005	2004
	(in thousands)
Net income	$1,926	$1,358
Additional expense had the Corporation adopted SFAS No. 123	(52)	(50)
Pro forma net income	$1,874	$1,308

Basic earnings per share — As reported	.58	.42
- Pro forma	.57	.40
Diluted earnings per share — As reported	.55	.39
- Pro forma	.53	.38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements.
     Statements contained in this portion of the Company’s quarterly report may be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Such forward-looking statements are based on current expectations, but may differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. Other factors which could have a material adverse effect on the operations of the Company and its subsidiaries which include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in relevant accounting principles and guidelines and other factors over which management has no control. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.
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
     On January 1, 1999 the Bank became the wholly-owned subsidiary of First National Bancshares, Inc., a Florida corporation (the Holding Company). The Holding Company was formed specifically for the purpose of becoming the Bank’s parent holding company. At the time of this reorganization, the Holding Company had assets of $128,000 and a net worth of ($55,000). The Holding Company is now a one bank holding company with no other subsidiaries than the Bank. Therefore, there are no significant adjustments from the financial information of the Bank to the consolidated financial information for the Holding Company.
     In March of 2004, the Bank merged with The Trust Company of Florida, a Florida chartered Trust Bank. The operations of Trust Company for the month of March, 2004 are included in the operating statement of the company. The operations for the first two months of the quarter, prior to the merger, are noted but not included in the operating totals.
     The following discussion and analysis is based on the Holding Company’s financial condition and results of operations for the period from January 1, 2005 through June 30, 2005. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.
Critical Accounting Policies and Estimates.
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
     All significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements provided with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004. These policies, along with the disclosures presented in the management discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates and judgments underlying those amounts, management has identified the determination of the allowance for credit losses as the accounting area that requires the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.
     The allowance for credit losses represents management’s estimate of credit losses inherent in the Bank’s loan portfolio at the report date. The estimate is a composite of a variety of factors including past experience, collateral value, and the general economy. The allowance for credit losses includes a specific portion, a formula driven portion, and a general nonspecific portion. The collection and ultimate recovery of the book value of the collateral, in most cases, is beyond our control.
     For more information regarding the estimates and calculations used to establish the allowance for credit losses and the value of Mortgage Servicing Rights, please see Note 1 to the consolidated financial statements provided with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.
Results of Operations.
     Earnings in the first half of 2005 were up $568,000 or 42% compared to earnings in the same period last year as direct result of net interest income rising faster than operating expenses. This is directly related to loan growth and level expenses when adjusted for the trust company merger in the first quarter of 2004. Net interest income increased by $1,136,000 due to growth and improved margins. Operating expenses were up $475,000 due largely to the acquisition of Trust Company of Florida and taking over its operations, and also increased salaries of the bank to support growth. The Trust Company overhead was offset by an increase in Trust revenues of $158,000. The Trust Company merger was in March, 2004 and therefore is included in the earnings and expense statement for four months in 2004 and for 6 months in 2005.
     Second quarter earnings mirrored the year to date earnings, with 2005 quarterly earnings at $956,000 compared to $693,000 in the second quarter of 2004. Operating expenses increased $223,000 in the second quarter of 2005 when compared to 2004. Again, the major component of this was increased salary expense associated with increased staffing to support growth. This was offset by increased net interest income of $562,000.
Net Interest Income. The major component of the Bank’s earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On June 30, 2005, the Bank’s loan portfolio had a high ratio of repriceability within one year.
     The Bank has grown in its loan portfolio outstandings when compared to last year by 13% and by 8% over year end. This contributed to an increased in net interest income offset by increased Loan Loss Reserve contributions to support the growth. Net interest income for six months in 2005 was up by $1,136,000 compared to 2004 while second quarter net interest income in 2005 was up by $562,000 when compared to 2004.
Interest Earning Assets. Real estate related loans at June 30, 2005, accounted for a majority of the bank’s loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In 2000, rates were initially stable but began to fall in the second half of the year and this drop in rates continued into 2001 and leveled off there. This interest rate decline allowed the Bank to significantly reprice its deposits and widen its margins. Rates continued to fall in 2002 and 2003. The bank maintained its margins during the first quarter but saw some narrowing of margins in the second quarter as rates leveled out and loan repricing began to catch up with the faster deposit repricing. As rates continued to be stable in the second half of 2003, the bank’s margins continued to narrow moderately, however, the bank’s growth more than offset the narrower margins. In the second half of 2004 and the first half of 2005, rates increased and the bank was able to take advantage of this by moving its loan rates faster than its deposit rates.
     The Bank’s investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 32% of the Bank’s investment portfolio re-prices in one year. The Bank’s Available-for-Sale portfolio has a market value of about $308,000 below book value due to an increase in open market bond rates this year but is improved by $581,000 over March 31 as bond rates have come back down moderately this quarter.
Non-interest Earning Assets. Non-interest earning assets accounted for 7% of total assets on June 30, 2005, and primarily consisted of cash and due from banks, equipment and branches, accrued interest receivable and intangibles that resulted from the Trust Company of Florida merger.
Funding Sources. The primary source of funds for the Bank’s lending and investment activities is deposits. At June 30, 2005 the Bank’s total deposits were $292.4 million plus $2.8 million in repurchase agreements. The Bank’s deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank’s market area. The Bank has 13% of its deposits in NOW Accounts and 73% of its deposits in Savings, MMA’s and CD deposits. Despite a high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank’s liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.
Non-interest Income. The Bank’s non-interest income for the six month period ended June 30, 2005 was $1,348,000 including $867,000 from its Trust Department and Investment Sales areas. These are up from $1,140,000 and $755,000 last year. For the second quarter, non-interest income was $737,000, up from $598,000 last year.
     Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank had a $5,000 security gain in the first half or 2005 compared to a $3,000 loss in the first half of 2004.
     The other significant items of non-interest income represented service charges on deposit accounts and merchant credit card account income.
Non-interest Expense. The Bank’s non-interest expense for the six month period ended June 30, 2005 was $4,747,000 including $2,943,000 of salaries and employee benefits and occupancy and equipment expense of $745,000. Non-interest expense was up from $4,272,000 in 2004. The increase in expense is primarily due to new overhead associated with the operations of the newly acquired Trust Company of Florida and the growth of the bank. Non-interest expense was also up proportionally in the second quarter rising from $2,185,000 in 2004 to $2,408,000 in 2005.
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
     An allowance for loan loss expense of $194,000 was charged to operating expenses for the six month period ended June 30, 2005. The Bank had $2,000 more in loan recoveries than charge offs during this period. This compares to an expense of $200,000 in 2004 after net charge-offs of $1,000. The Bank has a total of $2,558,000 reserved for future loan losses. The expense in 2005 has been almost exclusively to support loan growth, which was also true in 2004.
     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had no loans on non-accrual at June 30, 2005. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has no specific reserves established at June 30, 2005.
     The bank also had no other real estate owned at June 30, 2005.
Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank’s stockholders’ equity, subordinated debt, and the allowance for credit losses. At June 30, 2005, the Bank’s Tier 1 Capital Leverage Ratio was approximately 7.97%. In 1991, the Comptroller began evaluating banks’ capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a Tier 1 Risk- Based Capital Ratio of 10.65% and a Total Risk Based Capital Ratio of 11.65%.
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
     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing, expected to be called, and amortization within one year or less amounted to $13,029,000 at June 30, 2005 representing 19% of the investment securities portfolio.
     The Bank moderates its liquidity needs by maintaining short term borrowing lines with several regional banks. At June 30, 2005, the Bank had lines of credit established with other banking institutions totaling $102,485,000 of which $81,185,000 was unused.
     Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.
     Maturities of time certificates of deposit of $100,000 or more, outstanding at June 30, 2005, are summarized as follows:

(thousands of dollars)
3 months or less	$4,297
Over 3 through 12 months	34,184
Over 12 through 36 months	4,534
Over 36 months	960

Total	$43,975
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
     The following table shows the interest sensitivity gaps for four different time intervals as of June 30, 2005. For the first year, interest-sensitive assets exceed liabilities by $21,887,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

	As of June 30
	(thousands of dollars)

	0-90	91-365	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
Interest-Sensitive Assets	$96,654	$84,003	$89,960	$36,364	$17,631
Interest-Sensitive Liabilities	$59,906	$98,863	$110,306	$4,774	$—

Interest-Sensitive Gap	$36,748	$(14,860)	$(20,346)	$31,590	$17,631
Cumulative Gap	$36,748	$21,888	$1,542	$33,132	$50,763

     The primary interest sensitive assets and liabilities in the one-year maturity range are loans and time deposits. Trying to minimize this gap, while maintaining earnings, is a continual challenge in a changing interest rate environment and one of the objectives of the Bank’s asset/liability management strategy.
Item 4. Controls and Procedures.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries), as appropriate to allow timely decisions regarding required disclosure in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1: Legal Proceedings Against the Bank - None.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     In 1995, the shareholders of the Bank approved an Incentive Stock Option Plan for key officers and employees of the Bank to be administered by the Board of Directors of the Bank. In 2000, the shareholders approved a renewal of that plan. Under the plan, and at the discretion of the Board, deserving officers and employees of the Company and Bank are awarded stock options at the current fair market value of the stock.
     The shares reserved for issuance pursuant to options granted under the plan have not been registered under the Federal securities laws in reliance upon an exemption from the registration requirements provided by Section 3(a)(11) of the Securities Act of 1933 for intra-state offerings. During the quarter ended June 30, 2005, the Company issued no options for the purchase of common shares. Additionally, options for the purchase of 54,404 common shares were exercised during the quarter ended June 30, 2005 for the aggregate cash consideration of $505,050.
Items 3: Defaults under Senior Securities - None
Item 4: Submission of Matters to a vote of Security Holders
     On May 19, 2005, the Company held its Annual Meeting of Shareholders. The following matters were submitted to the shareholders, for which the following votes were cast:
Each of the following ten (10) nominees were elected to the Board of Directors for a term of one (1) year by the following votes:

	For	Withheld
Beverly Beall	2,698,063	13,765
Robert G. Blalock	2,687,821	24,007
Allen J. Butler	2,698,063	13,765
Rosemary Carlson	2,695,511	16,317
Francis I. duPont, III	2,698,063	13,765
Glen W. Fausset	2,698,063	13,765
Sarah Pappas	2,691,408	20,420
Raymond A. Weigel, III	2,698,063	13,765
Irving Zamikoff	2,698,063	13,765
Dan C. Zoller	2,697,048	14,780
Item 5: Other Information - None

Item 6: Exhibits
Exhibits
3.1(a)	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.A to the Registration Statement on Form S-4 filed with the Commission on July 31, 1998 (Registration No. 333-60283).

3.1(b)	Amendment to the Restated Articles of Incorporation of the Registrant.

3.2	Amended Bylaws of the Registrant, incorporated by reference to the annual report on Form 10-K filed with the Commission on March 26, 2004 (Registration No. 333-60283).

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Certification of CEO pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2005		FIRST NATIONAL BANCSHARES, INC.

	By	/s/ F.I. duPont, III

F. I. duPont, III, Chairman & CEO

	By	/s/ Glen W. Fausset

Glen W. Fausset, President and CFO

Exhibit Index

Exhibit No	Description
3.1(b)	Amendment to the Restated Articles of Incorporation of the Registrant.

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Certification of CEO pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.