Form 10-Q/A
period 2005-03-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2005-09-02
CIK 1067077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
AMENDMENT NO. 2

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

FIRST NATIONAL BANCSHARES, INC.

Registrant is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 to include the disclosure required by Part I, Item 4 of Form 10-Q, and to revise the Rule 13a-14(a)/15d-14(a) certifications in accordance with Item 601(b)(31) of Regulation S-K.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST NATIONAL BANCSHARES, INC.
Consolidated Balance Sheet
Assets (000’s)

	March 31	December 31
	2005	2004
	(Unaudited)
Cash and due from banks	$9,064	$6,826
Federal funds sold	0	0

Cash and cash equivalents	9,064	6,826
Interest-bearing deposits in banks	6,323	5,636
Securities available for sale, net of mark-to-market adjustments of $(889) and $32	68,584	57,763
Federal Home Loan Bank stock, at cost	1,434	1,353
Loans, net of allowance for loan losses of $2,400 and $2,396	236,172	233,395
Foreclosed assets	0	0
Premises and equipment, net	7,407	7,555
Goodwill	975	975
Intangible Assets	241	249
Other assets	4,421	3,855

TOTAL ASSETS	$334,621	$317,607

Liabilities and Stockholders’ Equity (000’s)

	March 31	December 31
	2005	2004
	(unaudited)
Deposits:
Non-interest bearing	$44,884	$31,934
Interest-bearing	242,362	236,848

Total deposits	287,246	268,782
Repurchase agreements	2,270	3,343
Long-term debt	15,600	17,250
Accrued expenses and other liabilities	2,042	1,377
TOTAL LIABILITIES	307,158	290,752

Stockholders’ equity:
Common stock, $.10 par value, 25,000,000 shares authorized; 3,306,757 shares issued	331	329
Additional paid-in capital	22,450	22,239
Retained earnings	5,237	4,267
Accumulated other comprehensive income	(555)	20
Total stockholders’ equity	27,463	26,855

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$334,621	$317,607

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(000’s)

	3 months ended
	March 31	March 31
	2005	2004
Interest and dividend income:
Loans, including fees	$3,958	$3,186
Debt securities:
Taxable	495	392
Tax-exempt	106	85
Other	72	15
Total interest and dividend income	4,631	3,678
Interest expense:
Deposits	1,201	845
Federal funds purchased and securities sold under agreements to repurchase	18	25
Long-term debt	137	108
Total interest expense	1,356	978
Net interest income	3,275	2,700
Provision for loan losses	41	130
Net interest income, after provision for loan losses	3,234	2,570
Non-interest income:
Customer service fees	78	98
Trust Services Fees	357	217
Financial Product Sales Commissions and fees	68	128
Net gain (loss) on available-for-sale securities	0	0
Net gain (loss) on sale of assets	2	0
Other	106	99
Total non-interest income (charges)	611	542
Non-interest expenses:
Salaries and employee benefits	1,437	1,302
Occupancy and equipment	371	329
Legal, examination, and audit expenses	93	61
Data processing	36	35
Other	402	359
Total non-interest expenses	2,339	2,086
Income before income taxes	1,506	1,026
Income tax expenses	536	361
Net income	$970	$665
Earnings per share:
Basic	$0.29	$0.21
Diluted	$0.28	$0.20

FIRST NATIONAL BANCSHARES, INC
Earnings per Share
For the Period January 1 through March 31

	3 months	3 months
	2005	2004[1]
Profit After Tax	$970,000	$665,000
Average Shares Outstanding[1]	3,293,192	3,162,237
Earnings per Share — Basic	$0.29	$0.21
Average Shares Outstanding Fully Diluted[1]	3,496,727	3,393,743
Earnings per Share Fully Diluted	$0.28	$0.20

1.	Adjusted for 5% stock dividend paid on September 30, 2004 and 3 for 2 stock split on June 30, 2004
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings - None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None
Item 3. Defaults under Senior Securities - None
Item 4. Submission of Matters to a vote of Security Holders – None.
Item 5. Other Information - None
Item 6. Exhibits
Exhibits

3.1(a)	Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.A to the Registration Statement on Form S-4 filed with the Commission on July 31, 1998 (Registration No. 333-60283).

3.1(b)	Amendment to the Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1(b) to the Report on Form 10-Q for the Registrant’s quarter ended June 30, 2005, filed with the Commission on August 15, 2005.

3.2	Amended Bylaws of the Registrant, incorporated by reference to the annual report on Form 10-K filed with the Commission on March 26, 2004 (Registration No. 333-60283).

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Certification of CEO pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 2, 2005		FIRST NATIONAL BANCSHARES, INC.

	By	/s/ F.I. duPont, III

F. I. duPont, III, Chairman & CEO

EXHIBIT INDEX

NO.	DESCRIPTION

31.3	Section 302 Certification of CEO

31.4	Section 302 Certification of CFO

32.3	Certification of CEO pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of CFO pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.