Form 10-Q
period 2005-09-30
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2005-11-09
CIK 1067077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED September 30, 2005
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
Yes  ☐     No  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, par value $.10 per share	3,402,848 shares

(class)	Outstanding as of November 3, 2005

FIRST NATIONAL BANK OF MANATEE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST NATIONAL BANCSHARES, INC.
Consolidated Balance Sheet (000’s)

	September	December
	2005	2004
	(Unaudited)
Cash and due from banks	$11,467	$6,826
Federal funds sold	0	0

Cash and cash equivalents	11,467	6,826
Interest-bearing deposits in banks	339	5,636
Securities available for sale	63,907	57,795
Federal Home Loan Bank stock, at cost	1,650	1,353
Loans, net of allowance for loan losses of $2,717and $2,360	268,260	233,395
Foreclosed assets	0	0
Premises and equipment, net	7,544	7,555
Goodwill	975	975
Intangible Assets	222	249
Other assets	4,538	3,823

TOTAL ASSETS	$358,902	$317,607

Deposits
Non-interest bearing deposits	$38,483	$31,934
Interest Bearing deposits	260,805	236,848

TOTAL DEPOSITS	299,288	268,782
Repurchase Agreements	3,968	3,343
Accrued Expenses and Other Liabilities	2,786	1,377
Short Term Borrowings	9,100	0
Long Term Borrowings	13,450	17,250

TOTAL LIABILITIES	328,592	290,752

Stockholders’ Equity
Common Stock, par value $.10 per share;
Authorized 7,500,000 shares;
Issued and Outstanding, 3,402,848	340	329
Additional Paid in Capital	23,317	22,239
Accumulated other comprehensive income	-373	20
Retained Earnings	7,026	4,267

Net Stockholders’ Equity	30,310	26,855

Total Liabilities and Stockholders’ Equity	$358,902	$317,607

FIRST NATIONAL BANCSHARES, INC
Statement of Income (unaudited)
For the Period January 1 through September 30
(000’s)

	9 months	9 months	3 months	3 months
	2005	2004	2005	2004
Interest and dividend income:
Loans, including fees	$12,597	$10,058	$4,529	$3,574
Debt securities:
Taxable	1,631	1,113	543	381
Tax-exempt	350	253	122	84
Other	171	55	38	11

Total interest and dividend income	14,749	11,479	5,232	4,050

Interest expense:
Deposits	4,336	2,652	1,704	931
Federal funds purchased and securities sold under agreements to repurchase	69	64	33	14
Long-term debt	431	354	152	129

Total interest expense	4,836	3,070	1,889	1,074
Net interest income	9,913	8,409	3,343	2,976
Provision for loan losses	352	302	158	102

Net interest income, after provision for loan losses	9,561	8,107	3,185	2,874

Non-interest income:
Customer service fees	255	285	93	92
Trust Services Fees	1,097	897	384	342
Financial Product Sales Commissions and fees	226	272	72	72
Net gain (loss) on available-for-sale securities	5	-3	0	0
Net gain (loss) on sale of assets	-3	0	-2	0
Other	434	272	119	77

Total non-interest income (charges)	2,014	1,723	666	583

Non-interest expenses:
Salaries and employee benefits	4,487	3,934	1,544	1,313
Occupancy and equipment	1,136	1,048	391	365
Legal, examination, and audit expenses	246	191	94	64
Data processing	108	103	37	35
Other	1,336	1,147	500	375

Total non-interest expenses	7,313	6,423	2,566	2,152
Income before income taxes	4,262	3,407	1,285	1,305
Income tax expenses	1,503	1,211	452	467

Net income	$2,759	$2,196	$833	$838

FIRST NATIONAL BANCSHARES, INC
Earnings per Share (000’s)
For the Period January 1 through September 30

	9 months	9 months	3 months	3 months
	2005	2004	2005	2004
Profit After Tax	$2,759	$2,196	$833	$838
Average Shares Outstanding	3,334	3,272	3,403	3,284
Earnings per Share — Basic	$0.83	$0.67	$0.24	$0.26
Average Shares Outstanding Fully Diluted	3,516	3,491	3,525	3,499
Earnings per Share Fully Diluted	$0.78	$0.63	$0.24	$0.24
COMPREHENSIVE INCOME
(unaudited) (000’s)
For the Period January 1 through September 30
Under FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At September 30, 2005 and 2004, comprehensive income was as follows:

	9 months	9 months	3 months	3 months
	2005	2004	2005	2004
Profit After Tax	2,759	2,196	833	838
Unrealized Securities Gains Net of Taxes	-393	71	-181	561

Comprehensive Income	2,366	2,267	652	1,399

STATEMENTS OF CASH FLOWS
(unaudited) (000’s)
For the Period January 1 through September 30

	2005	2004
Operating activities
Net Income	2,759	2,196

Adjustments to reconcile net income to cash provided by operating activities:
Allowance for loan losses (net of charge offs)	352	293
Depreciation	459	406
Increase (decrease) in accrued interest payable	634	508
Increase (decrease) in accounts payable and other liabilities	775	746
Decrease (increase) in accrued interest receivable	-443	-213
Decrease (increase) in other assets	-35	-316

Net cash provided by operating activities	4,501	3,620

Investing activities
Proceeds from sales and maturities of Investment Securities net of Purchases	-7,039	-2,901
Loans originated, net of principal collections	-35,217	-29,264
Cash received in merger with Trust Company of Florida	0	112
Capital expenditures	-421	-190
Proceeds from sale of other R. E. and assets owned	0	0
Increase (decrease) in overnight funds borrowed	9,100	0
Decrease (increase) in federal funds and overnight funds sold	5,297	674

Net cash provided (used) by investing activities	-28,280	-31,569

Financing activities
Net increase (decrease) in demand deposits	1,526	3,160
Net increase (decrease) time deposits	28,980	24,153
Increase (decrease) in securities sold under agreements to repurchase	625	-6,846
Increase (decrease) in term borrowings	-3,800	8,250
Dividends paid	0	-9
Proceeds from issuance of common stock	1,089	357
Retirement of common stock	0	0

Net cash (used) provided by financing activities	28,420	29,065

Net increase in cash and due from banks	4,641	1,116

Cash and due from banks at beginning of year	6,826	6,876

Cash and due from banks at end of quarter	$11,467	$7,992

Schedule of non-cash investing activities
Loans transferred to other real estate owned	$0	$0

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
Results for the nine month period ended September 30, 2005, may not necessarily be indicative of those to be expected for the entire year.
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
Pro forma information includes the Trust Company information as if the merger had been completed as of January 1, 2004

September 30
2004
($000’s)
Net interest income	8,409
Total other operating income	1,822
Net Income	2,143

Basic earnings per share	0.65
Fully diluted earnings per share	0.61

Note 3
The components of net periodic pension cost are as follows:

	9 Months Ended September 30,
	2005	2004
	(in thousands)
Service cost	$282	$269
Interest cost	165	144
Expected return on plan assets	(189)	(176)
Amortization of prior service cost	5	3
Recognized net actuarial loss	82	56

	$345	$296

For the quarter ended September 30, 2005 and 2004, the assumptions used to determine net periodic pension cost are as follows:

	Period Ended September 30,
	2005	2004
Discount rate	5.75%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%
Annual salary increase	4.00%	4.00%
Note 4
Had compensation cost for the Corporation’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:
Stock Option Compensation Cost

	9 Months Ended
	September 30
	2005	2004
	(000’s)
Net income	$2,759	$2,196
Additional expense had the Corporation adopted SFAS No. 123	(74)	(76)
Pro forma net income	$2,685	$2,120

Basic earnings per share — As reported	$0.83	$0.67
— Pro forma	$0.81	$0.65
Diluted earnings per share — As reported	$0.78	$0.63
— Pro forma	$0.76	$0.61

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
     The following discussion and analysis is based on the Holding Company’s financial condition and results of operations for the period from January 1, 2005 through September 30, 2005. This discussion and analysis should be read in conjunction with the financial statement summaries of the Holding Company, included elsewhere in this quarterly report.
Critical Accounting Policies and Estimates
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
Results of Operations.
     Earnings in the first three quarters of 2005 were up $563,000 or 26% compared to earnings in the same period last year as direct result of net interest income rising faster than operating expenses. This is directly related to loan growth. Net interest income increased by $1,454,000 due to loan growth. Operating expenses were up $890,000 due largely to the acquisition of Trust Company of Florida and taking over its operations, and also increased salaries of the bank to support growth. The Trust Company overhead was offset by an increase in Trust revenues of $200,000. The Trust Company merger was in March, 2004 and therefore is included in the earnings and expense statement for seven months in 2004 and for nine months in 2005.
     Third quarter earnings were flat when compared to 2004 quarterly earnings. Quarterly earnings in 2005 were $833,000 compared to $838,000 in the third quarter of 2004. Operating expenses increased $414,000 in the third quarter of 2005 when compared to 2004. Again, the major component of this was increased salary expense associated with increased staffing to support growth. This was offset by increased net interest income of $311,000 and 42,000 in financial services revenue.
Net Interest Income. The major component of the Bank’s earning capacity is net interest income, which represents the difference or spread between interest income on earning assets and interest bearing liabilities, primarily deposits. The spread is considered positive when rate-sensitive assets exceed rate-sensitive liabilities, and negative when rate-sensitive liabilities exceed rate sensitive assets. Net interest income is also affected by changes in interest rates earned and paid, and by changes in the volume of interest-earning assets and interest-bearing liabilities. To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. On September 30, 2005, the Bank’s loan portfolio had a high ratio of repriceability within one year.
     The Bank has grown in its loan portfolio outstandings when compared to last year by 13%. This contributed to an increased in net interest income offset by increased Loan Loss Reserve contributions to support the growth. Net interest income for nine months in 2005 was up by $1,454,000 compared to 2004 while third quarter net interest income in 2005 was up by $311,000 when compared to 2004.
Interest Earning Assets. Real estate related loans at September 30, 2005, accounted for a majority of the bank’s loan portfolio. Most of the mortgages are variable rate loans and are adjustable each one to five years. Thus, volatile interest rates can result in the real estate loans lagging market conditions. In 2000, rates were initially stable but began to fall in the second half of the year and this drop in rates continued into 2001 and leveled off there. This interest rate decline allowed the Bank to significantly reprice its deposits and widen its margins. Rates continued to fall in 2002 and 2003. The bank maintained its margins during the first quarter but saw some narrowing of margins in the second quarter as rates leveled out and loan repricing began to catch up with the faster deposit repricing. As rates continued to be stable in the second half of 2003, the bank’s margins continued to narrow moderately, however, the bank’s growth more than offset the narrower margins. In the second half of 2004 and the first half of 2005, rates increased and the bank was able to take advantage of this by moving its loan rates faster than its deposit rates. However, in the third quarter, deposit costs have grown faster than loan rates and taken back some of the margin gains in the first half of the year.
     The Bank’s investment portfolio is concentrated primarily in U.S. Government agencies and corporations. About 17% of the Bank’s investment portfolio re-prices in one year and 50% in three years. The Bank’s Available-for-Sale portfolio has a market value of about $598,000 below book value due to an increase in open market bond rates this year but is improved by $291,000 over March 31 as bond rates have come back down moderately since then.
Non-interest Earning Assets. Non-interest earning assets accounted for 7% of total assets on September 30, 2005, and primarily consisted of cash and due from banks, equipment and branches, accrued interest receivable and intangibles that resulted from the Trust Company of Florida merger.
Funding Sources. The primary source of funds for the Bank’s lending and investment activities is deposits. At September 30, 2005 the Bank’s total deposits were $299.3 million plus $4.0 million in repurchase agreements. The Bank’s deposits are highly concentrated in interest-bearing accounts, which is typical for the Bank’s market area. The Bank has 13% of its deposits in NOW Accounts and 74% of its deposits in Savings, MMA’s and CD deposits. Despite a high concentration of certificates of deposit, the Bank does not anticipate the maturity of such certificates to affect the Bank’s liquidity, as management believes that the high concentration was primarily due to customer relationships and not higher than market rates. The Bank is not in the practice of paying above market rates on deposits.
Non-interest Income. The Bank’s non-interest income for the nine month period ended September 30, 2005 was $2,014,000 including $1,323,000 from its Trust Department and Investment Sales areas. These are up from $1,723,000 and $1,169,000 last year. For the third quarter, non-interest income was $666,000, up from $583,000 last year.
     Periodic security transactions generate investment gains or losses and are primarily a result of tax management considerations and liquidity requirements. The bank had a $5,000 security gain in 2005 compared to a $3,000 loss in 2004.
     The other significant items of non-interest income represented service charges on deposit accounts and merchant credit card account income.
Non-interest Expense. The Bank’s non-interest expense for the nine month period ended September 30, 2005 was $7,313,000 including $4,487,000 of salaries and employee benefits; and occupancy and equipment expense of $1,136,000. Non-interest expense was up from $6,423,000 in 2004. The increase in expense is primarily due to new overhead associated with the operations of the newly acquired Trust Company of Florida and the growth of the bank. Non-interest expense was also up proportionally in the third quarter rising from $2,152,000 in 2004 to $2,566,000 in 2005.
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
     An allowance for loan loss expense of $352,000 was charged to operating expenses for the nine month period ended September 30, 2005. The Bank had $3,000 more in loan recoveries than charge offs during this period. This compares to an expense of $302,000 in 2004 after net charge-offs of $9,000. The Bank has a total of $2,717,000 reserved for future loan losses. The expense in 2005 has been exclusively to support loan growth.
     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income unless it is adequately secured. Income on such loans is then recognized only to the extent that cash is received and the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The bank had no loans on non-accrual at September 30, 2005. Where appropriate, the Bank makes specific reserves for future losses on non-performing loans. The Bank has no specific reserves established at September 30, 2005.
     The bank also had no other real estate owned at September 30, 2005.
Capital Resources. In the normal course of business, the capital position of the Bank is reviewed by management and regulatory authorities. The Comptroller of the Currency has specified guidelines for purposes of evaluating a bank’s capital adequacy. Currently, banks must maintain a minimum primary capital ratio of capital-to-assets of 4%. Primary capital includes the Bank’s stockholders’ equity, subordinated debt, and the allowance for credit losses. At September 30, 2005, the Bank’s Tier 1 Capital Leverage Ratio was approximately 7.93%. In 1991, the Comptroller began evaluating banks’ capital on a risk basis i.e. more capital will be required for commercial loans than for residential real estate loan and even less will be required for government bonds. The Comptroller will require a minimum of an 8% capital ratio under this risk based method. Currently the Bank has a Tier 1 Risk- Based Capital Ratio of 10.58% and a Total Risk Based Capital Ratio of 11.59%.
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
     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing, expected to be called, and amortization within one year or less amounted to $12,200,000 at September 30, 2005 representing 17% of the investment securities portfolio.
     The Bank moderates its liquidity needs by maintaining short term borrowing lines with several regional banks. At September 30, 2005, the Bank had lines of credit established with other banking institutions totaling more than $100,000,000 of which more than $80,000,000 was unused.
     Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits.
     Maturities of time certificates of deposit of $100,000 or more, outstanding at September 30, 2005, are summarized as follows:

(000’s)
3 months or less	$22,989
Over 3 through 12 months	27,517
Over 12 through 36 months	3,341
Over 36 months	960

Total	$50,506
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
     The following table shows the interest sensitivity gaps for four different time intervals as of September 30, 2005. For the first year, interest-sensitive assets exceed liabilities by $29,744,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.
As of September 30
(000’s)

	0-90	91-365	1-3	3-5	Over 5
	Days	Days	Years	Years	Years
Interest-Sensitive Assets	$102,571	$100,295	$88,302	$29,715	$14,597
Interest-Sensitive Liabilities	$98,017	$75,104	$111,067	$3,135	$—

Interest-Sensitive Gap	$4,553	$25,191	$(22,765)	$26,580	$14,597
Cumulative Gap	$4,553	$29,744	$6,979	$33,559	$48,156
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
     The shares reserved for issuance pursuant to options granted under the plan have not been registered under the Federal securities laws in reliance upon an exemption from the registration requirements provided by Section 3(a)(11) of the Securities Act of 1933 for intra-state offerings. During the quarter ended September 30, 2005, the Company issued no options for the purchase of common shares. Additionally, options for the purchase of 40,689 common shares were exercised during the quarter ended September 30, 2005 for the aggregate cash consideration of $371,475.
Items 3: Defaults under Senior Securities - None
Item 4: Submission of Matters to a vote of Security Holders
     None
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

November 9, 2005		FIRST NATIONAL BANCSHARES, INC.

	By	/s/ Glen W. Fausset

Glen W. Fausset, President and CFO