Form 10-K
period 2005-12-31
FIRST NATIONAL BANCSHARES INC/ FL/
filed 2006-03-17
CIK 1067077

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2005
Commission File Number (333-60283)
FIRST NATIONAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

State of Florida	06-1522028
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
5817 Manatee Avenue West, Bradenton, Florida 34209
(Address of principal office including Zip Code)
Registrant’s telephone number, including area code (941) 794-6969
Securities registered under Section 12(b) of the Act:

Name of each exchange
Title of each Class	on which registered
N/A	None
Securities registered under Section 12(g) of the Act: Common Stock, $.10 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No  ☑
Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by non-affiliates of the company at June 30, 2005, was $64,235,000.
The number of shares of Common Stock in the Company outstanding on March 1, 2006 was 3,403,942.

DOCUMENTS INCORPORATED BY REFERENCE	Part of Form 10-K into
in this Form 10-K	which incorporated
None	None

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
     The Bank’s principal office is located at 5817 Manatee Avenue West, Bradenton, Florida 34209, and its telephone number is (941) 794-6969.
     On July 27, 2005, the Company’s Board of Directors voted to enter into a merger agreement with Whitney Holding Corporation of New Orleans, Louisiana and on August 24, 2005 Whitney’s board approved the transaction. The transaction is expected to be submitted to the shareholders of First National in early April of 2006 and closed in mid April of 2006. Under the terms of the merger each shareholder of First National will receive approximately $34.64 per share in Whitney common stock and/or cash. The aggregate cash for all shareholders is limited to 35% of the total transaction of $120,000,000. This cash limitation is designed to preserve the tax deferred status of the transaction for those that choose stock. However, there is no limitation on the sale of the stock after the closing. The price of the transaction is subject to adjustment if the average market price of Whitney moves above $38.29 or below $28.29.
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
     Subsequent to the merger with Whitney in April of 2006, the bank will operate as separate wholly owned subsidiary bank of Whitney. The bank is expected to be consolidated into Whitney Bank in the third or fourth quarter of 2006
      (2) Operating Strategy
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
     (3) Market Area
     Manatee County, located on the western coast of Florida, is 41 miles south of Tampa, 26 miles south of St. Petersburg and 10 miles north of Sarasota. According to the Manatee County Chamber of Commerce, Manatee County had a residential population of approximately 294,000 in 2004 and many more seasonal residents. The Bank draws most of its deposit business from within Manatee County and estimates that more than 80% of its business comes from customers whose businesses or residences are located within the county. However, the Bank solicits and accepts business from outside of Manatee County with a meaningful portion of its loan & trust business coming from within Sarasota County and a lesser portion of its trust business coming from Lake County (Leesburg).
     For purposes of the Community Reinvestment Act, the Bank’s Primary Market Area comprises all of Manatee County. Sarasota County and southern Pinellas County represent a secondary lending area. Both the primary and the secondary lending areas meet the purposes of the Comptroller’s Community Reinvestment Act Regulations and do not exclude low and moderate income neighborhoods. The Bank plans to prudently offer the full range of its services to all residents within its market area.
      (4) Competition
     The banking business in Florida in general, and in Manatee County in particular, is highly competitive. According to the most recent market data, there are approximately 23 deposit taking/lending institutions operating in Manatee County. The Bank currently ranks fifth in deposits in the market with 6.1% market share. Bank of America, NA ranks first, with a market share of 26.6%. As a result of its merger with SouthTrust, Wachovia now has a 12.5% market share. No other deposit taking/lending institution in Manatee County possesses a market share over 8.3%. Competition for deposits may have the effect of increasing rates of interest the Bank will pay on deposits, which would increase the Bank’s cost of money and possibly reduce its net earnings. Competition for loans may have the effect of lowering the rate of interest the Bank will receive on its loans, which would lower the Bank’s return on invested assets and possibly reduce its net earnings.
     Within its market, the Bank competes directly with major banking institutions of comparable or larger size and resources, as well as with various other smaller banking organizations. The Bank also has numerous local and national non-bank competitors, including savings and loan associations, credit unions, mortgage companies, personal and commercial finance companies, investment brokerage and financial advisory firms, and mutual fund companies. Entities that deliver financial services and access to financial products and transactions exclusively through the Internet are another source of competition. Technological advances have also allowed the Bank and other financial institutions to provide electronic and Internet-based services that enhance the value of traditional financial products. Continued consolidation within the financial services industry will most likely change the nature and intensity of competition that the company faces, but can also create opportunities for the company to demonstrate and exploit competitive advantages.
     The participants in the financial services industry are subject to varying degrees of regulation and governmental supervision. The following section summarizes certain important aspects of the supervision and regulation of banks and bank holding companies. Some of First National’s competitors that are not banks or bank holding companies may be subject to less regulation than are the Company and the Bank, and this may give them a competitive advantage. The current system of laws and regulations can change over time and this would influence the competitive positions of the participants in the financial services industry. We cannot predict whether these changes will be favorable or unfavorable to the Company and the Bank.
     (5) Loan Commitments
     At December 31, 2005 and 2004, the Bank had commitments to originate and disperse on loans of approximately $38,897,000 and $36,347,000 respectively. Substantially all of both years’ figures include commitments to originate construction real estate loans and pre-approved commercial lines of credit. The Bank expects that all of the commitments at December 31, 2005 will be exercised within the current year. In addition, at December 31, 2005 and 2004, the Bank had in place letters of credit of approximately $1,583,000 and $1,690,000, respectively. The Bank does not expect that any of the standby letters of credit in place at December 31, 2005 will be exercised within the current year. The Bank had no commitments to purchase loans at December 31, 2005 and 2004.
     (6) Financial History
     The Bank first opened to the public on July 18, 1986. As of December 31, 2005, the Company had total assets of $378,691,000 compared with total assets of $317,607,000 at December 31, 2004 and $277,232,000 of total assets at December 31, 2003. At year-end 2005, the Company had total deposits of $324,966,000, compared with Bank deposits of $268,782,000 at year end 2004 and $233,327,000 of total deposits at year end 2003. In addition, the Company had loans of $284,615,000 at the end of 2005, compared with $236,180,000 of loans in the Bank at the end of 2004 and $206,742,000 of loans at the end of 2003. For more detailed financial information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto appearing elsewhere in this Annual Report.
     (7) Employees
     At December 31, 2005, the Company had no direct employees. The Bank employed 95 people, of which three were executive officers, and 17 were part-time employees. The Company’s employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be excellent. The Company provides employee benefits customary in the banking industry, which include major medical insurance, group term life insurance, a defined benefit pension plan, a 401-K plan, and vacation and sick leave.
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
     The required capital levels and the Company’s capital position at December 31, 2005 are summarized in the table included in Note 14 to the consolidated financial statements.
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
ITEM 1A. RISK FACTORS
We have entered into an Agreement to merge with Whitney Holding Corporation.
     On July 27, 2005, the Board of Directors of First National Bancshares, Inc. entered into an agreement to merge with Whitney Holding Corporation (Nasdaq: WTNY). Under the terms of the merger agreement, each shareholder of First National will receive approximately $34.64 per share in Whitney common stock and/or cash. The aggregate cash available for all shareholders is limited to 35% of the total transaction value of approximately $120,000,000. The transaction is subject to the approval of the shareholders of First National Bancshares and the appropriate regulatory agencies and other customary closing conditions.
     Whitney Holding Corporation is a $9.4 billion bank holding company headquartered in New Orleans. It is the parent of Whitney National Bank which was established in 1883. It has offices throughout the five-state Gulf Coast region stretching from Houston, Texas, across southern Louisiana and the coastal region of Mississippi, to central and south Alabama, the panhandle of Florida, and the metropolitan area of Tampa, Florida.
     Subsequent to the execution of the merger agreement, hurricanes Katrina and Rita hit the Gulf Coast. Whitney was impacted by hurricane Katrina and to a lesser extent by hurricane Rita. As a result of those storms, Whitney assessed the damage to its facilities and expensed the deductibles associated with its insurance coverage during the third quarter. Whitney stated in its September 30 quarterly financial filings with the SEC that it expects to incur some continuing storm-related expenses for the next several quarters, which are expected to be substantially covered by insurance. While it is too early to assess with precision the storms’ ultimate effect on loan collections, Whitney made an evaluation of its loan portfolio at the end of the third quarter. As a result of its loan portfolio evaluation, Whitney provided for its best estimate of losses inherent in the portfolio as of quarter end. Whitney will continue to evaluate its loan portfolio quarterly and make appropriate adjustments to its allowance for loan losses. The hurricanes, while affecting Whitney’s stock price, will not impact the financial value of the transaction to First National shareholders, assuming Whitney stock continues to trade at $28.29 or above.
     A special meeting of the shareholders to vote on the merger with Whitney has been set for April 6, 2006, and a proxy statement/prospectus was mailed out to shareholders on March 8, 2006. The proxy statement/prospectus fully describes the proposed transaction. Other risk factors relating to the transaction are detailed in the proxy statement/prospectus under the section captioned “RISK FACTORS.”

There is intense and significant competition in the financial services sector.
     Our ability to achieve strong financial performance and a satisfactory return on investment to shareholders depends on attracting and retaining customers for traditional banking services. In addition to other commercial banks and depository institutions, our competitors now include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that banks have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial services providers.
Our business is based upon lending money and there is a risk of non-repayment.
     The risk of non-repayment of loans is inherent in commercial banking. Such nonpayment could have an adverse effect on the Company’s earnings and our overall financial condition as well as the value of our common stock. Management attempts to reduce the Bank’s credit exposure by carefully monitoring the concentration of its loans within specific industries and through loan application and approval procedures. However, there can be no assurance that such monitoring and procedures will reduce such lending risks. Credit losses can cause insolvency and failure of a financial institution and, in such event, its shareholders could lose their entire investment.
We are engaged in a heavily regulated industry, therefore any changes in governmental laws, regulations or policies could limit our future growth.
     Any changes to federal banking laws and regulations may negatively impact our earnings and profitability. We are subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of our operations. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. In addition, the Company’s earnings are affected by the monetary policies of the Board of Governors of the Federal Reserve. These policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits. The Gramm-Leach-Bliley Act regarding financial modernization that became effective in November, 1999 removed many of the barriers to the integration of the banking, securities and insurance industries and is likely to increase the competitive pressures upon the Bank. We cannot predict what effect such Act and any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, but such changes could be materially adverse to our financial performance. For a more information on this subject, see the section under Part I, Item 1 of this Form 10-K captioned “Supervision and Regulation.”
Our profitability is directly related to interest rates, therefore any changes in these rates may adversely affect our earnings and financial condition.
     Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” For more information regarding the Company’s exposure to interest rate risk, see the section under Part II, Item 7 of this Form 10-K captioned “Liquidity and Interest Rate Sensitivity Management.”
Our ability to pay dividends is subject to regulatory limitations.
     The Company currently pays no cash dividends to shareholders, and management has no intention of doing so prior to the completion of the merger with Whitney. As a general matter, dividends are subject to determination and declaration by our board of directors, which takes into account many factors. The declaration of dividends by us on our common stock is subject to the discretion of our board and to applicable state and federal regulatory limitations. The Company’s ability to pay dividends on its common stock depends on its receipt of dividends from the Bank. The Bank is subject to restrictions and limitations in the amount and timing of the dividends it may pay to the Company. Additional discussion of the Company’s ability to pay dividends is found under Part I, Item 1 of this Form 10-K in the section captioned “Supervision and Regulation.”

Our internal operations are subject to a number of risks.
     We are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.
ITEM 2. PROPERTIES
     First National Bancshares, Inc.’s corporate office is located in the main office of the Bank at 5817 Manatee Avenue West. This facility is a two story building of approximately 6,000 square feet, which is adjacent to the Palma Sola Shopping Center. The Bank moved into the building on August 17, 1987 under a lease agreement and purchased the building in January of 2002.
     In addition to its main office, the Bank has branch offices in the following locations: 4770 State Road 64 East; 9000 State Road 70 East; 8425 US 301 North, Parrish; 5324 Gulf Drive, Holmes Beach; and 2033 Wood St., Suite 100, Sarasota. The Bank has owned all of the Manatee County branch locations since their respective openings. The Sarasota branch location is leased. The Bank believes that over time, branch ownership will reduce the bank’s operating expenses by eliminating the financing costs of the landlord and the CPI increases that are incorporated into long term leases. In addition, the bank occupies leased space in downtown St. Petersburg for a loan production office.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted for approval by the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2005.
PART II
ITEM 5. MARKET FOR THE COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
     As a result of the acquisition of the Bank by First National Bancshares, Inc. on January 1, 1999 the then shareholders of the Bank now own 2 shares of Company stock for each share of Bank stock previously held. Upon the consummation of the acquisition, all Bank Common Stock was held by the Company and all previous shareholders of the Bank became shareholders in the Company. Effective October 1, 2002, the Company stock began trading on the NASDAQ small Cap Market under the symbol FBMT. The following table shows the high and low bid prices for each quarter of 2004 and 2005 after adjusting for the 5% stock dividend and the three for two split in 2004.

	Years Ended December 31,
	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Market Price Range
High	$33.98	$33.75	$33.75	$26.00	$26.40	$28.20	$22.54	$23.49
Low	$31.14	$24.00	$22.91	$22.00	$24.00	$19.40	$16.51	$14.33
As of March 1, 2006, there were 910 holders of record of the Common Stock of the Company.
     The Bank paid its first and only cash dividend of $.15 per share in 1991. In 1994 through 1998, the Bank paid annual stock dividends equal to 5% of the shares outstanding each time. On January 1, 1999, the Bank’s stock was exchanged two for one for Company stock. On June 30, 2004, the Company had a 3 for 2 stock split. The Company also paid 5% stock dividends in 1999 thru 2004. Future dividends by the Bank, if any, will be paid to the Company. Future dividend payments to the holders of Common Stock of the Company will be at the discretion of the Board of Directors of the Company and will depend upon factors such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions. The Bank’s capital requirements to open branches or acquire other institutions may also impact the Bank’s ability to make dividend distributions to the Company thus affecting the Company’s ability to pay dividends. Additionally, under certain circumstances, approval of the Comptroller may be required prior to the payment of any dividends by the Bank, which would in turn affect the Company’s ability to pay dividends to its shareholders. Future payment of dividends by the Bank to the Company and the Company to its shareholders cannot be guaranteed. A description of certain restrictions imposed upon the Banking Industry by the Comptroller with respect to the declaration and payment of dividends to the Company is included in notes to the audited financial statements attached hereto.
During the 4th Quarter of 2005, the Company did not repurchase any of its outstanding common shares.

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

			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	122,286	$17.51	221,693
Equity compensation plans not approved by security holders	0	0	0

Total	122,286	$17.51	221,693

The shares reserved for issuance pursuant to options granted under the plan have not been registered under the Federal securities laws in reliance upon an exemption from the registration requirements provided by Section 3(a)(11) of the Securities Act of 1933 for intra-state offerings. In 2005, the Company issued options for the purchase of 35,925 common shares, which grants had a weighted average exercise price of $24.96 per common share. Additionally, options for the purchase of 116,577 common shares were exercised in 2005 for the aggregate cash consideration of $1,089,903.

Item 6. SELECTED FINANCIAL DATA
SELECTED INCOME DATA
Years Ended December 31,
(000’s except per share & dividend data)

	2005	2004	2003	2002	2001
Interest income	$20,215	$15,760	$12,617	$13,026	$14,164
Interest expense	7,166	4,305	3,144	3,796	6,699

Net interest income	13,049	11,455	9,473	9,230	7,465
Provision for loan losses	481	314	448	321	250

Net interest income after
Provision for loan losses	12,568	11,141	9,025	8,909	7,215
Other non-interest income	2,653	2,315	1,867	1,645	1,847
Other non-interest expenses	9,862	8,511	7,621	6,672	6,209

Income before income taxes	5,359	4,945	3,271	3,882	2,852
Provision for income taxes	1,902	1,764	1,120	1,348	975

Net income (loss)	$3,457	$3,181	$2,151	$2,534	$1,877

Earnings per share *	$1.03	$0.98	$0.69	$0.83	$0.62
Diluted Earnings per share*	$0.98	$0.92	$0.64	$0.77	$0.58
Cash dividends declared	N/A	N/A	N/A	N/A	N/A
Stock dividends declared	0%	5%	5%	5%	5%
SELECTED BALANCE SHEET DATA
YEAR ENDED DECEMBER 31
(000’s except per share & outstanding share data)

	2005	2004	2003	2002	2001
Total assets	$378,691	$317,607	$277,232	$222,161	$212,471
Average total assets	350,840	300,333	236,581	214,652	203,218
Net investment securities	73,052	59,497	47,113	41,781	37,903
Net loans	280,974	233,395	204,314	156,590	144,302
Total deposits	324,966	268,782	233,327	180,512	175,849
Repurchase agreements & other borrowed money	20,671	20,593	20,801	20,311	17,966
Capital lease obligation	—	—	—	—	414
Total stockholders’ equity	31,134	26,855	22,015	19,996	17,047
Book value per share *	9.15	8.17	7.01	6.55	5.62
Average total equity	29,063	24,850	21,185	18,571	16,022
Average common shares Outstanding *	3,351	3,254	3,132	3,043	3,029

*Retroactively adjusted for 5% stock dividends paid in 2001 thru 2004 and a three for two stock split in 2004.

     Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential:

			DECEMBER 31
			(000’s)
	2005			2004			2003
	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
Interest-earning assets:
Loans*	$256,818	$17,301	6.74%	$223,633	$13,785	6.16%	$169,677	$10,933	6.44%

Taxable investment
Securities	$54,015	$2,141	3.96%	$42,507	$1,494	3.51%	$32,650	$1,210	3.71%

Tax-exempt investment
Securities	$12,438	$470	3.78%	$9,206	$341	3.70%	$10,122	$377	3.72%

Other Securities	$1,778	$79	4.44%	$1,238	$51	4.12%
Federal funds sold & Interest bearing bank Balances	$15,086	$224	1.48%	$7,348	$89	1.21%	$8,866	$96	1.08%

Total interest-earning assets	$340,135	$20,215	5.94%	$283,932	$15,760	5.55%	$221,315	$12,616	5.70%

Non-interest-earning assets:
Cash and due from banks	$1,746			$8,293			$6,985
Premises and equipment (net)	$7,478			$7,583			$7,884
Other assets	$5,207			$3,046			$2,450
Less allowance for loan losses, deferred fees & securities market valuation	($3,726)			$(2,521)			($2,053)

TOTAL	$350,840			$300,333			$236,581

			DECEMBER 31
			(000’s)
	2005			2004			2003
	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Demand deposits	$39,783	$103	0.26%	$45,120	$252	0.56%	$36,960	$194	0.52%
Savings deposits	$103,644	$2,605	2.51%	$85,809	$946	1.10%	$63,031	$579	0.92%
Time deposits	$116,005	$3,760	3.24%	$92,213	$2,516	2.73%	$67,207	$1,988	2.96%
Federal funds purchased & other borrowed money	$17,255	$589	3.41%	$15,331	$504	3.29%	$5,984	$226	3.78%
Repurchase agreements	$3,565	$109	3.06%	$5,174	$87	1.68%	$15,985	$157	0.98%
Other	$0	$0	0.00%	$0	$0	N/A	$0	$0	N/A

Total interest-bearing
Liabilities	$280,252	$7,166	2.56%	$243,647	$4,305	1.77%	$189,167	$3,144	1.66%
Non-interest-bearing liabilities:
Demand deposits	$39,307			$30,133			$24,760
Other liabilities	$2,218			$1,704			$1,469

Total Liabilities	$321,777			$275,483			$215,396
Shareholders’ equity	$29,063			$24,850			$21,185

Total	$350,840			$300,333			$236,581

Net interest on earnings		$13,049			$11,455			$9,472

Net yield on interest earning assets			3.84%			4.03%			4.28%

*	For the purpose of these computations, non-accruing loans are included in the daily average loan amounts outstanding

The following table sets forth a summary of the changes in interest and fees earned and interest paid resulting from changes in volume and changes in rates.

	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease) Due to *			Increase (Decrease) Due to *
	Volume	Rate	Net	Volume	Rate	Net
	(thousands of dollars)
Interest earned on:
Loans (domestic)	2,046	1,470	3,516	3,324	(472)	2,852
Taxable investment securities	404	243	647	346	(62)	284
Tax-exempt investment securities	120	9	129	(34)	(2)	(36)
Other Securities	22	6	28	50	0	50
Federal funds sold & interest bearing balances	0
	115	20	135	(18)	11	(7)

Total interest earning assets	2,707	1,748	4,455	3,667	(524)	3,143

Interest paid on:
Demand deposits	(30)	(119)	(149)	46	12	58
Savings deposits	196	1,463	1,659	251	116	367
Time deposits	650	594	1,244	683	(155)	528
Federal funds purchased	63	22	85	308	(30)	278
Repurchase Agreements	(27)	49	22	(182)	112	(70)
Other	0	0	0	0	0	0

Total interest bearing liabilities	852	2,009	2,861	1,106	55	1,161

*	The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each
Investment Portfolio
The following table sets forth the carrying amount (book value) of investment securities at the dates indicated:

	December 31
	(thousands of dollars)
	2005	2004	2003
U.S. Treasury and other U.S. Government agencies	$58,574	$47,471	$37,360
States and political subdivisions	$12,755	$10,292	$8,568
Other	$1,723	$1,734	$941

TOTAL	$73,052	$59,497	$46,869

The following table sets forth the maturities of investment securities at book value on December 31, 2005 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the projected life of each security. Tax equivalent adjustments have not been made in calculating yields on obligations of state and political subdivisions. Mortgage backed securities are categorized by average life. Callable bonds are categorized by their projected call date under current market conditions.

					Maturing
					(thousands of dollars)
			After One But Within		After Five But Within
	Within One Year		Five Years		Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury & Government Agencies
Fixed rate	$4,000	4.38%	$5,998	3.70%	$0		$0		$9,998	3.97%
Floating Rate	$0		$0		$0		$0		$0
U.S. government agencies, MBS’s and CMO’s
Fixed rate	$2,733	3.64%	$38,830	4.27%	$8,100	4.82%	$0		$49,663	4.33%
Floating rate	$0		$237	2.73%	$0		$0		$237	2.73%
States and political subdivisions	671	5.67%	$6,182	5.66%	$5,193	5.41%	$708	5.22%	$12,754	5.54%

TOTAL	$7,404	4.23%	$51,247	4.37%	$13,293	5.05%	$708	5.22%	$72,652	4.48%

Loan Portfolio
The following table shows the maturity of fixed rate loans outstanding as of December 31, 2005. Also provided are the amounts with maturities beyond one year classified according to the sensitivity changes in interest rates. These numbers exclude loans on non-accrual.
Maturing or Repricing Opportunities

	Within One	After One But	After Five
	Year	Within Five	Years	Total
Loans with:
1-4 Family 1st Mortgages	$26,380	$58,335	$2,388	$87,103
All Other Loans	$57,501	$134,560	$5,451	$197,512

Total	$83,881	$192,895	$7,839	$284,615

Non-accrual, Past Due and Restructured Loans
The following table summarizes the Bank’s non-accrual, past due and restructured loans:

	December 31,
	(thousands of dollars)
	2005	2004	2003	2002	2001
Non-accrual loans:	$0	$0	$1,317	$1,611	$0
Accruing loans past due 90 days or more:	$0	$0	$0	$0	$0
Restructured loans:	$0	$0	$0	$0	$0

Total	$0	$0	$1,317	$1,611	$0
Interest Income not collected that would have been collected under original terms:	$0	$0	$9	$14	$0
Commitments to lend additional funds:	$0	$0	$0	$0	$0
A discussion regarding the Company’s policy for placing loans on non-accrual status is found under Part II, Item 7 of this 10-K in the section captioned “Non-performing Assets.”
Potential Problem Loans
At December 31, 2005 the Bank had identified no loans for which payments presently are current but the borrowers are experiencing or have recently experienced financial difficulties other than the non-accrual loans.
Foreign Outstandings - None.
Certain International Developments - None.
Loan Concentrations — Loan concentrations are considered to exist when there are amounts lent to a multiple number of borrowers engaged in similar activities that exceed 10% of total loans and would cause them to be similarly impacted by economic or other conditions. The Bank currently has no concentrations of credit.

Summary of Loan Loss Experience
This table summarizes the Bank’s loan loss experience for the years ended December 31, 2001 thru 2005.

	2005	2004	2003	2002	2001
	(thousands of dollars)
Loan Loss Reserve
Balance at January 1	$2,362	$2,067	$1,704	$1,551	$1,373
Charge-offs:
Commercial and other loans	0	0	0	0	0
Real estate	0	0	0	0	10
Installment/consumer	8	23	101	182	73

Total Charge-offs	$8	$23	$101	$182	$83
Recoveries:
Commercial and other loans	0	0	0	0	11
Real estate	0	0	0	0	0
Installment/consumer	11	4	16	14	0

Total Recoveries	$11	$4	$16	$14	$11
Net charge-offs (recoveries)	(3)	19	85	168	72
Additions charged to operations *	481	314	448	321	250

Loan Loss Reserve
Balance at December 31	$2,846	$2,362	$2,067	$1,704	$1,551

Ratio of net charge-offs to average loans outstanding:	0.00%	0.01%	0.05%	0.11%	0.05%
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
Deposits
The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Averages
	Year Ended December 31
	(thousand’s of dollars)
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Domestic bank offices:
Non-interest-bearing demand deposits	$39,307	0.00%	$30,133	0%	$24,760	0%
Interest-bearing demand Deposits	$39,783	0.26%	$45,120	0.56%	$36,960	0.52%
Savings deposits	$103,644	2.51%	85,809	1.10%	63,031	0.92%
Time deposits	$116,005	3.24%	92,213	2.73%	67,207	2.96%

Total	$298,739	2.16%	$253,275	1.47%	$191,958	1.44%

Return on Average Equity and Average Assets
The following table shows operating and capital ratios of the Bank for each of the last three years.

	Year Ended December 31
	2005	2004	2003
Return on average assets	0.99%	1.06%	0.91%
Return on average equity	11.9%	12.8%	10.2%
Dividend pay out ratio	0.0%	0.00%	0.00%
Average equity to average assets ratio	8.28%	8.27%	8.95%
Short-Term Borrowings
The following table shows the distribution of the Bank’s short-term borrowings and the weighted average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the last three years.

	Overnight Funds
	Purchased &
	Securities Sold		Other Short
	Under Agreements	Commercial	Term
	to Repurchase	Paper	Borrowings
(thousands of dollars)
Balance at December 31:
2005	$7,721	$0	$12,950
2004	$3,343	$0	$17,250
2003	$11,301	$0	$9,500
Weighted average interest rate at year end
2005	3.99%	0.00%	3.31%
2004	2.10%	0.00%	3.33%
2003	0.94%	0.00%	3.49%
Maximum amount outstanding at any month’s end
2005	$13,068	$0	$17,250
2004	$11,942	$0	$18,350
2003	$19,730	$0	$10,000
Average amount outstanding during the year
2005	$5,775	$0	$15,044
2004	$5,174	$0	$15,331
2003	$16,235	$0	$5,734
Weighted average interest rate during the year
2005	3.39%	0.00%	3.34%
2004	1.68%	0.00%	3.29%
2003	0.97%	0.00%	3.87%

*	Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days of the transaction date.

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

     For more information regarding the estimates and calculations used to establish the ALLL, please see Note 1 to the consolidated financial statements provided herewith.
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

Sources and Uses of Funds Trends	(thousands of dollars)
	2005			2004			2003
	Average Balance	Amount Change	% Change	Average Balance	Amount Change	% Change	Average Balance
Funding uses:
Loans	$256,818	$33,185	14.84%	$223,633	$53,956	31.80%	$169,677
Taxable investment Securities	55,793	$13,286	31.26%	42,507	9,857	30.19%	32,650
Tax-exempt investment Securities	12,438	$3,232	35.11%	9,206	(916)	(9.05%)	10,122
Federal funds sold & Interest bearing bank balances	15,086	$7,738	105.31%	7,348	(1,518)	(17.12%)	8,866

Total uses	$340,135	$57,441	20.32%	$282,694	$61,379	27.73%	$221,315

Funding sources:
Demand deposits:
Non-interest-bearing	$39,307	$9,174	30.45%	$30,133	$5,373	21.70%	$24,760
Interest-bearing	39,783	($5,337)	-11.83%	45,120	8,160	22.08%	36,960
Savings Deposits	103,644	$17,835	20.78%	85,809	22,778	36.14%	63,031
Time deposits	116,005	$23,792	25.80%	92,213	25,006	37.21%	67,207
Federal funds purchased and other borrowings	17,255	$1,924	12.55%	15,331	9,347	156.20%	5,984
Repurchase agreements	3,565	($1,609)	-31.10%	5,174	(10,811)	(67.63%)	15,985
Other	20,576	$11,662	130.83%	8,914	1,526	20.66%	7,388

Total sources	$340,135	$57,441	20.32%	$282,694	$61,379	27.73%	$221,315
     The Bank uses its funds primarily to support its lending activities. In 2005, the Bank and consequently, the Company, benefited from the robust Florida economy driven both by low interest rates and by the rapid population growth. However, this tapered off in the fourth quarter of the year as rising interest rates impacted the net interest margins of the Bank. Average loans increased by $33,185,000 or 14.8% in 2005 after increasing by $53,956,000 or 31.8% in 2004. The increase was largely the result of continued emphasis on lending by Bank management and continued favorable economic conditions in the local market. These favorable growth trends impacted the banks earnings discussed later under results of operations.
     Average taxable bond investments, another use of funds, increased by $13,286,000 or 31.3% in 2005 and are used to provide liquidity for the Bank, while tax-exempt bond investments increased by $3,232,000 or 35.1% and provide enhanced yield due to their special income tax treatment.
     The Bank’s increase in earning assets from 2004 to 2005 was funded by increased deposits. The Bank sought to grow its loan portfolio in 2005, and to fund this growth, it sought deposits in the local market place. The lagging stock market and low interest rates combined to make relatively inexpensive deposits available to the bank. Although deposit growth was from all types of deposits, the Bank showed the greatest percentage increase in average growth in non-interest bearing Demand Deposits while Savings and Time deposits showed the greatest dollar growth.

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
     Marketable investment securities, particularly those of shorter maturities, are a principal source of asset liquidity. Securities maturing, amortizing or expected to be called within one year or less amounted to $14,816,000 at December 31, 2005 representing 21% of the investment securities portfolio, an increase from the 2004 amount of $12,612,000. This is due to the Bank making an effort to shorten its average bond maturity while rates are low. Shortening the maturity of the portfolio will have the effect of not locking in investment rates while rates are low.
     The Bank moderates its liquidity needs by maintaining short term borrowing lines with several regional banks. At year-end, the Bank had lines of credit established with other banking institutions totaling $176,540,000.
     Brokered deposits are deposit instruments, such as certificates of deposit, bank investment contracts and certain municipal investment contracts that are issued through brokers who then offer and/or sell these deposit instruments to one or more investors. The Bank does not currently purchase or sell brokered deposits. Maturities of time certificates of deposit and other time deposits of $100,000 or more, outstanding at December 31, 2005, are summarized as follows:

Time Deposits
(thousands of dollars)
3 months or less	$12,017
Over 3 through 6 months	13,541
Over 6 through 12 months	21,677
Over 12 through 36 months	3,511
Over 36 months	1,160

Total	$51,906
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
     The following table shows the interest sensitivity gaps for four different time intervals as of December 31, 2005. For the first year, interest-sensitive assets exceed liabilities by $33,185,000. Over the following two years, liabilities re-price faster than assets. The excess of interest-bearing liabilities over interest-earning assets for the one-to-three year period is primarily related to the longer maturities of CD’s and NOW and MMA accounts that are regarded as much less rate sensitive.

	As of December 31
	(thousands of dollars)
	0-90	91-365	1-3	Over 3
	Days	Days	Years	Years
Interest-sensitive assets	$106,000	$110,297	$98,405	$41,897
Interest-sensitive liabilities	$87,875	$95,237	$122,262	$3,460
Interest sensitivity gap	$18,125	$15,060	($23,857)	$38,437

Cumulative gap	$18,125	$33,185	$9,328	$47,765
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
     The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. For the Bank, Tier 1 capital consists of common shareholders’ equity. Tier 2 capital consists of allowance for loan and lease losses. All banks must maintain a minimum leverage ratio of Tier 1 capital to total assets of 3%. To be considered adequately capitalized, banks are required to meet a minimum ratio of 8% of qualifying total Tier 1 and Tier 2 capital to risk-adjusted total assets and at least 4% ratio of Tier 1 capital to total assets. The Bank had corresponding ratios of 11.47% and 7.97% at year-end. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.
The table below illustrates the Bank’s regulatory capital ratios at December 31

	2005	2004
	(thousands of dollars)

Tier 1 Capital	29,113	$25,473
Tier 2 Capital	2,846	$2,362
Total Qualifying Capital	31,959	$27,835
Risk Adjusted Total Assets (including off-balance exposures)	$278,815	$238,898
Average Total Assets for Leverage Purposes	365,507	$312,868
Tier 1 Risk-Based Capital Ratio	10.44%	10.66%
Total Risk-Based Capital Ratio	11.46%	11.65%
Leverage Ratio	7.97%	8.14%
At December 31, 2005, there were no commitments for expenditures that would impact the capital of the Bank or the Company.
Relationship Between Significant Financial Ratios
The following table illustrates this relationship where the percent return on equity times the percent of earnings retained equals the internal capital growth percentage:

	2005	2004	2003
Return on average equity	11.9%	12.8%	10.2%
Earnings retained	100%	100%	100%
Internal capital growth	13.9%	14.45%	11.10%
     From a level of 11.1% in 2003, the rate of internal capital growth has increased to around 14% in 2004 and 2005. This increased growth rate is directly related to the increased profitability of the Bank plus capital generated by the exercise of stock options.
     To maintain adequate capital, the Bank and the Company will continue their efforts to maintain its level of earnings and will give appropriate consideration to capital needs for expansion and growth before determining annual dividend pay out to the Company or to shareholders.

Results of Operations
     The Company’s net income for 2005 was $3,457,000, an increase of 9% from 2004 earnings of $3,181,000 and up 61% from 2003 earnings of $2,151,000. On a per share basis, net income for the similar periods were $1.03, $.98 and $.69 after retroactively adjusting for annual 5% stock dividends in 2004 and 2003 and a three for two split in 2004. Despite continued increasing rates causing the banks rate margin to narrow slightly in 2005, the bank’s net interest income grew as a result of the growth in loans and deposits resulting from the robust local economy.
     Income improved significantly from 2003 to 2005, despite the growth in overhead due to growth of the Company and the acquisition of The Trust Company of Florida. While interest rate margins narrowed in 2005 due to rising interest rates, the bank benefited from the robust real estate market as average loans outstanding increased significantly in 2005. As a result, net interest income after loan loss reserve, was up by $1,427,000 for 2005 over 2004. These increased revenues included increased loan loss reserve expenses of $167,000 due to higher loan portfolio growth despite having no net charge offs in 2005. The average outstanding loans was not up as much as the actual growth because the bank had significant loan growth in 2003, thus exaggerating the average in 2004 and had much of its 2005 loan growth late in the year. The expenses associated with those loans made late in 2005 were all recognized in 2005 but the benefit of those loans will be realized in future years.
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
     To the extent possible, the Bank follows a strategy intended to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities. At December 31, 2005, approximately 66% of the loan portfolio was repriceable or expected to repay within one year.
     Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on equity and return on assets. The Bank’s return on average equity was 11.9% in 2005, down from 12.8% in 2004, but above the 10.2% of 2003. The Bank’s returns on average assets (ROAA) were .91% in 2003 and 1.06% in 2004 to .99% in 2005. In 1995, the Board of Directors adopted a strategy of growth for the Bank knowing that the increased overhead would impact the Bank’s earnings for several years. The strategy anticipated that increased revenues would eventually offset the substantial increase in overhead resulting from branch openings. This in fact happened in 1997 through 1999. With the slower growth in overhead expenses, earnings improved during those years. With the opening of the new branch in 2000, some of the overhead efficiencies were lost, but were regained in 2001 and 2002. Early in 2003, the bank increased staffing in both the financial product sales staff and in the loan production area. By the fourth quarter of 2003, both areas began showing significant increases in income to the bank and that continued through 2004 and 2005. In addition, the bank’s acquisition of The Trust Company of Florida in March of 2004 increased the Company’s trust assets by 78%. By June 30, 2004 the majority of the merger related expenses had been absorbed and the acquisition was added to the bank’s earnings in 2005.

LOANS
Loan Portfolio
The following table shows the Bank’s loans distribution at the end of each of the last five years.

	December 31,
	2005	2004	2003	2002	2001
	(thousand of dollars)
Domestic Loans:
Commercial and Other	11,895	$13,933	$9,684	$10,500	$11,748
Real estate-construction	15,476	10,709	10,815	2,509	5,053
Real estate — Residential	92,967	74,241	82,202	59,303	52,137
Real estate — Other	162,247	134,644	99,489	80,454	71,025
Installment/Consumer	2,030	2,652	3,236	4,153	5,981
Non-accrual	0	0	1,317	1,611	0

Total domestic loans	284,615	$236,179	$206,743	$158,530	$145,944
     Real estate mortgage loans at year-end 2005 and 2004 comprised the greatest percentage of total loans. Commercial non-real estate and consumer loans were approximately 4% and 1% respectively at the year-end 2005. The growth in loans outstanding at year-end 2005 was the result of an initiative by management to grow the loan portfolio.
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

Composition of Allowance for Loan Losses
This table shows an allocation of the allowance for loan losses as of the last two year-ends:
December 31

	2005		2004		2003		2002		2001
		%		%		%		%		%
(thousands of dollars)	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans
Commercial, Commercial RE, Construction & Agricultural	$1,483	66%	$1,033	68%	$753	63%	$241	63%	$388	60%
Real estate-residential	$759	32%	$430	31%	$548	32%	$106	32%	95	36%
Consumer	$5	1%	$5	1%	$54	4%	$12	4%	150	4%
Special allocations	$22	1%	$10	0%	$7	1%	$136	1%	10	0%
Unallocated	$577	0%	$884	0%	$705	0%	$1,209	0%	908	0%

Total	$2,846	100%	$2,362	100%	$2,067	100%	$1,704	100%	$1,551	100%
     The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.
     In 2005 the allowance for loan losses approximates 1.0% of loans, equal to the 1.0% in 2004. The allowance for loan losses is changed when management determines that the prospects of recovery of the principal or interest of a loan or lease are doubtful. Subsequent recoveries, if any, are credited to the allowance. Real estate mortgage loans are written down to fair value upon the earlier receipt of a deed in lieu of foreclosure, upon completion of foreclosure proceedings, or upon in-substance foreclosure. Commercial and other loan charge-offs are made based on management’s on-going evaluation of non-performing loans. At year-end, the Bank had no “impaired” loans under SFAS 114, which became effective on January 1, 1995.
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

Distribution of Non-performing Assets

	December 31
	2005	2004
	(thousands of Dollars)
Commercial, Commercial RE, & Construction	$0	$0
Residential RE	0	0
Installment/Consumer	0	0
Total non-performing loans	$0	$0
Other real estate owned	$0	$0
Other Assets	$0	$0
Debt Security	$0	$0
Total non-performing assets	$0	$0

Non-performing loans to year-end loans	0.00%	0.00%
Non-performing assets to year-end loans and other real estate owned	0.00%	0.00%
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
     At year-end 2005 the bank had no non-accrual loans, which was also true in 2004, and consequently there was no additional interest income that would have been recorded on non-accruing loans.
     At December 31, 2005, the Bank had no loans, which were not included in the 90 day past due or non-accrual categories, where the borrowers are currently experiencing or have recently experienced financial difficulties but are current on their payments. This is unchanged from 2004.
     At December 31, 2005, the Bank had no commitments to lend additional funds with respect to non-performing loans.
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
Income Taxes
     The Company’s effective tax rate was 36% in 2005 which is unchanged from 2004. The effective rate is lower than the statutory rate primarily due to certain tax-exempt interest income.
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

Off Balance Sheet Arrangements
     At December 31, 2005 and 2004, the Bank had commitments to originate and disperse on loans of approximately $38,897,000 and $36,347,000 respectively. Substantially all of both years’ figures include commitments to originate construction real estate loans and pre-approved commercial lines of credit. The Bank expects that all of the commitments at December 31, 2005 will be exercised within the current year. In addition, at December 31, 2005 and 2004, the Bank had in place letters of credit of approximately $1,583,000 and $1,690,000, respectively. The Bank does not expect that any of the standby letters of credit in place at December 31, 2005 will be exercised within the current year. The Bank had no commitments to purchase loans at December 31, 2005 and 2004.
Contractual Obligations Table

	Payment due by period
	(thousands of dollars)
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	12,950	4,300	7,100	1,550	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	1,003	285	392	135	191
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities	0	0	0	0	0
Reflected on the Registrant’s
Balance Sheet under GAAP

Total	$13,953	$4,585	$7,492	$1,685	$191
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
     Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	Years Ended December 31,
	(thousands, except share amounts)
	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share data)
Interest and dividend income	$5,466	$5,232	$4,886	$4,631	$4,281	$4,050	$3,751	$3,678
Interest expense	(2,330)	(1,889)	(1,591)	(1,356)	(1,235)	(1,074)	(1,018)	(978)
Provision for loan losses	(129)	(158)	(153)	(41)	(12)	(102)	(70)	(130)

Net interest income, after provision for loan losses	3,007	3,185	3,142	3,234	3,034	2,874	2,663	2,570
Non-interest income (charges)	639	666	737	611	(593)	583	598	542
Non-interest expenses	(2,549)	(2,566)	(2,408)	(2,339)	(2,089)	(2,152)	(2,185)	(2,086)

Income before income taxes	1,097	1,285	1,471	1,506	1,538	1,305	1,076	1,026
Provision for income taxes	(399)	(452)	(515)	(536)	(553)	(467)	(383)	(361)

Net income	$698	$833	$956	$970	$985	$838	$693	$665
Earnings per common share:
Basic	$0.21	$0.24	$0.29	$0.29	$0.30	$0.26	$0.21	$0.20
Diluted	$0.19	$0.24	$0.27	$0.28	$0.28	$0.24	$0.20	$0.19
Market Price Range[1]
High	$33.98	$33.75	$33.75	$26.00	$26.40	$28.20	$22.54	$23.49
Low	$31.14	$24.00	$22.91	$22.00	$24.00	$19.40	$16.51	$14.33

1.	All per share information is presented to reflect the 5 % stock dividends declared for 2004 and the three for two stock split declared in 2004.
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
ITEM 9A. CONTROLS AND PROCEDURES
Pursuant to Exchange Act Rule 13a-15, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005 the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

	Year	Company		Percent of
	Elected	Stock		Class
	to	Beneficially		Beneficially
Name, Age And Business Experience	Board*	Owned**		Owned
Beverly Beall, 60, is the Foundation Administrator of Beall’s, Inc., a multi-state chain of outlet and department stores headquartered in Bradenton. She has been with Beall’s since 1985.	1992	18,896	[1]	.55%

Robert G. Blalock, 67, is Chairman of the law firm of Blalock, Walters, Held & Johnson, P.A., since 1964.	1986	78,714	[2]	2.31%

Allen J. Butler, 59, is President of H. Butler Footwear, Inc., a retail sales consulting and investment management company headquartered in Bradenton. He has been with the company since 1971.	1986	105,784	[3]	3.11%

Rosemary R. Carlson, 58, is V. P. and General Manager of Bright House Networks and has been with Bright House Networks and its predecessors since 1974.	1998	11,217	[4]	.33%

Francis I. duPont, III, 61, has been Chairman of the Board and Chief Executive Officer of 1st National Bank & Trust since July 1994 and First National Bancshares since 1998.	1994	180,153	[5]	5.29%

Glen W. Fausset, 56, has been President and Chief Operating Officer of the 1st National Bank & Trust since July 1986 and President of the First National Bancshares since 1998.	1986	90,983		2.67%

Thomas P. Moseley, Jr. 45 has been Executive Vice President since 2002. Previously he was Vice President and Credit Administration Manager for First Charter Bank, Charlotte North Carolina from 2001-2002; CFO and Controller for S.J. Glauser, Inc., Sarasota Florida; Group Vice President/ Manatee County President for SouthTrust Bank, N.A., Bradenton Florida from 1998-2000.	N/A Exec. Officer	15,787	[6]	.46%

Sarah H. Pappas, Ed.D, 65, is the President of Manatee Community College, a state institution headquartered in Bradenton. She has been with the College since 1997.	2005	3,650	[7]	.11%

Raymond A. Weigel, III, 61, is President of CLB Consulting, Inc., of Grand Rapids, Michigan. He has been with the firm since its inception in 1992. From 1988 to 1992, he was a securities broker with Robert W. Baird & Co., Inc.	1994	52,554	[8]	1.54%

Irving I. Zamikoff, DDS, 63, is a dentist and has been practicing in Bradenton for more than 30 years.	2005	4,778	[9]	.14%

Dan C. Zoller, 66, is President of Zoller, Najjar & Shroyer, L.C., a civil engineering firm located in Bradenton. He has been associated with the firm since its inception in 1975.	1998	122,192	[10]	3.59%

TOTAL for all Directors and Executive Officers		684,708		20.12%

1	Mrs. Bealls shares include 1,866 shares held in a deferred compensation plan.

2	Mr. Blalock’s shares includes 37,318 shares held in trust of which Mr. Blalock is either sole trustee or co-trustee. His wife owns 10,757 shares solely in her name which are included but in which Mr. Blalock disclaims any interest.

3	Mr. Butler owns 103,536 shares as joint tenant with his wife, 1,927 shares are held in a deferred compensation plan, 164 shares are held in H. Butler Footwear, Inc. and 157 shares are held in children’s names.

4	Mrs. Carlson owns 544 shares as joint tenant with her husband and 1,920 shares aer held in a deferred compensation plan. Her husband owns 2,357 shares in his name which are included, but in which Mrs. Carlson disclaims any interest.

5	Mr. duPont’s wife owns 30,627 shares solely in her name, which are included but in which Mr. duPont disclaims any interest.

6	Mr. Moseley’s shares include 10,000 unvested shares in the stock option plan.

7	Dr. Pappas shares include 1,823 shares held in a deferred compensation plan.

*	Indicates year elected to the Board of the Bank. The Company Board is identical in composition to the Board of the Bank.

**	Unless otherwise indicated, the beneficial owner has sole voting and investment power.

The information set forth above as to age, business experience for the past five years, including principal occupation or employment (other than with the Company), and beneficial ownership of the Company’s Common Stock of each of the Directors has been furnished by each member. All stock information is as of January 19, 2006. The 1st National Bank & Trust became a wholly owned subsidiary of the Company on January 1, 1999.
     Audit Committee
The Company has an Audit Committee which acts on behalf of both the Bank and the Company. It is composed of Allen J. Butler, Rose Carlson, Irv Zamikoff and Dan C. Zoller, and operates pursuant to a charter approved by the Board. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and has authority to approve the independent public accountants to serve as auditors, to review with the independent auditors, the annual audit plan, the financial statements, the auditors’ report, and their evaluation and recommendations concerning the Company’s internal controls, and to approve the types of professional services for which the Company may retain the independent auditors. All members of the Audit Committee are independent as defined by Rule 4200(A)(15) of the NASD’s listing standards. This Committee also operates under a written charter, a copy of which was provided to shareholders as an appendix to the proxy materials delivered in connection with our 2004 annual meeting.
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
     Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Bank’s directors and executive officers and persons who owned more than 10% of the Company’s Common Stock in 2005 to file with the SEC, reports of changes in beneficial ownership on Form 4. Officers, directors and greater than 10% stockholders were required by SEC regulation in 2005 to furnish the Bank with copies of all Section 16(a) forms they file.

8	Mr. Weigel owns 7,734 shares as joint tenant with his wife. This wife owns 10,294 shares, which are included but in which Mr. Weigel disclaims any interest.

9	Dr. Zamikoff shares included 1,841 shares held in a deferred compensation plan.

10	Mr. Zoller owns 73,179 as joint tenant with his wife, 5,160 shares held in trust of which Mr. Zoller is co-trustee and 1,949 shares are held in a deferred compensation plan. Mrs. Zoller owns 17,705 shares solely in her name which are included, but in which Mr. Zoller disclaims any interest.

To the Company’s knowledge, based solely on the review of the copies of such forms furnished to the Company during the fiscal year ended December 31, 2005, there was full compliance with all Section 16(a) filing requirements applicable to the Bank’s officers, directors, and greater than 10% beneficial owners.
     Code of Ethics Disclosure
The Board of Directors of the Company and the Bank adopted a Code of Ethics and Business Conduct applicable to the members of the Board of Directors and the officers of the Company and the Bank. The Chief Executive Officer, Chief Financial Officer and other senior financial officers of the Company and the Bank, specifically are subject to the Code. A copy of the Code may be obtained, at no cost, by contacting Robert Matejcek, Corporate Secretary.
Item 11. EXECUTIVE COMPENSATION
Since the Company had no employees in 2005, the information provided in this Statement relative to executive compensation relates solely to the Bank.
The following table sets forth certain information concerning all compensation paid or accrued by the Bank during the fiscal year that ended December 31, 2005 to:
1. The Chief Executive Officer of the Bank.
2. Each executive officer whose aggregate compensation exceeded $100,000.
     Summary Compensation Table

				All Other	Number of Shares
				Compensation	Awarded under Stock
		Salary	Bonus	[1]	Option
Name and Principal Position	Year	($)	($)	($)	Plan[2]
	2005	193,000	96,000	13,910	-0-
Francis I. duPont, III,	2004	182,000	70,000	11,581	-0-
Chairman of the Board &CEO	2003	173,200	51,600	9,855	3,000
	2005	150,000	72,000	13,680	-0-
Glen W. Fausset,	2004	135,000	47,500	11,237	-0-
President & COO	2003	125,000	34,400	7,174	2,250
	2005	127,500	56,000	9,854	-0-
Thomas P. Moseley	2004	115,000	35,000	3,641	10,000
Executive Vice President	2003	105,000	78,747	2,519	-0-

[1]	Includes value of life insurance premiums paid, and 401-k matching contributions by the Bank of $12,600 for Messrs. duPont and Fausset and $8,936 for Mr. Moseley.

[2]	See Tables IV and V for details of awards.
     Change of Control Provisions
In 1997, the Board of Directors of the Bank entered into employment agreements with Messrs. duPont and Fausset which contain provisions for compensation to them in the event of a change of the controlling interest of the Bank or dismissal without cause. The agreements provide for the payment of up to three times base compensation upon a change of control of the Bank or dismissal without cause. In 1999, those provisions were amended to include the same compensation to them in the event of a change of the controlling interest of the Company.
     Incentive Stock Option Plan
On July 17, 1986, the Bank adopted an Incentive Stock Option Plan (“Option Plan”), which authorized the Bank’s Stock Option Plan Committee to grant to officers and other key employees of the Bank nontransferable options to purchase an aggregate of 75,000 shares of the Bank’s Common Stock (subject to adjustment pursuant to anti-dilution provisions). This plan expired on July 17, 1996.
At the 1995 Annual Meeting of the Shareholders of the Bank, the shareholders of the Bank voted in favor of the ratification of a replacement successor plan, which expired April 20, 2000. The plan authorized the Bank’s Board of Directors to grant officers and other key employees of the Bank non-transferable options to purchase an aggregate of 25,000 shares of the Bank’s common stock (subject to adjustment pursuant to the anti-dilution provisions).
At the 2000 Annual Meeting of the Shareholders of the Company, the shareholders voted in favor of the ratification of a replacement successor incentive stock option plan, which will expire 10 years from its approval (May 18, 2010). The plan authorizes the Board of Directors of the Company to grant officers and other key employees of the Company and its subsidiaries non-transferable options to purchase an aggregate of 225,000 shares of the Company’s common stock (subject to adjustments pursuant to the anti-dilution provisions). There remain 221,693 shares available in the plan, adjusted for the three for two stock split on June 30, 2004 and 5% stock dividends approved by the Board for years 2000-2004.
On January 1, 1999, the unexercised options were converted on a two for one basis to shares of Common Stock of First National Bancshares, Inc. by the merger of the Bank into the holding company. On June 30, 2004, the unexercised options were converted on a two for three basis as approved by the Board of Directors. At December 31, 2005 there were 10,000 shares (including accrued stock dividends and splits) remaining outstanding to executive officers.
The Bank has also granted options to other current key employees of the Bank. Options to purchase 112,286 shares of Common Stock remain outstanding. The option exercise price for each option share was 100% of the fair market value of the Common Stock on the date of the grant.
The following tables set forth the exercising and granting of stock options for the named executive officers of the Company during the fiscal year 2005.
Aggregated Option/SAR Exercises in Fiscal 2005 and Fiscal Year End Option/SAR Values1

				Value of Unexercised
			Number of	in-the-money
			Unexercised	Options at
	Shares Acquired On	Value	Options at 12/31/2005[2]	12/31/2005[3]
Name	Exercise (#)	Realized	Exercisable/Un-exercisable	Exercisable/Un-exercisable
Francis I duPont, III	54,253	$915,278	-0- / -0-	$-0- / $-0-
Glen W. Fausset	40,689	$625,406	-0- / -0-	$-0- / $-0-
Thomas P. Moseley	5,788	$ 85,480	-0- / 10,000	$-0- / $73,600

(1)	The bank does not have a stock appreciation rights (SAR) plan.

(2)	Includes additional shares accrued due to stock dividends and splits.

(3)	Based on market value of $32.95 per share, representing the last known trade before year-end.

Option/SAR Grants in fiscal 20051

Individual Grants
	Number of				Potential Realizable
	Shares				Value at Assumed
	Underlying				Annual Rates of Stock
	Options	Percent of Total	Exercise of		Price Appreciation for
	Granted in	Options/SARs Granted	Base Price	Expiration	Option Term
Name	2005	to Employees in 2005	($/share)	Date	5% ($)	10% ($)
Francis I duPont, III	-0-	N/A	N/A	N/A	N/A	N/A
Glen W. Fausset	-0-	N/A	N/A	N/A	N/A	N/A
Thomas P. Moseley	-0-	N/A	N/A	N/A	N/A	N/A
The Bank does not have a stock appreciation rights (SAR) plan.
     Pension Plan
The Bank has a qualified, contributory defined benefit retirement plan, which is administered by the Bank’s Trust Department, and an advisory committee appointed by the Board of Directors. Employees of the Bank are eligible to participate in the Bank’s qualified pension plan after they have completed six months of service and have attained age 21. Contributions are to be made by the Bank annually in amounts determined by the plan’s actuary as necessary to fund retirement benefits under the plan.
The plan provides for monthly retirement benefits to, or on behalf of, each covered employee or beneficiary upon death or retirement at age 65. At age 65, such retirement benefits will be equal to 56% of an employee’s average earnings (defined as the average of his monthly base salary during the best five (5) years of his last ten (10)). Benefits under the plan vest at 100% after five years of service. Benefits are reduced for employees who retire with less than 28 years of service. Benefits are paid out for the life of the participant. Other forms of benefits are available at retirement but are adjusted to be the actuarial equivalent of the life only annuity. There is no offset in the benefit formula for social security or any other offset amounts.
The following table illustrates annual benefits which would be payable to employees upon reaching the age of 65 for various levels of compensation and years of service.
Pension Plan Table

	Years of Service
Remuneration	10 Years	20 Years	30 Years	40 Years
$20,000	$4,000	$8,000	$11,200	$11,200
40,000	8,000	16,000	22,400	22,400
60,000	12,000	24,000	33,600	33,600
80,000	16,000	32,000	44,800	44,800
100,000	20,000	40,000	56,000	56,000
120,000	24,000	48,000	67,200	67,200
150,000	30,000	60,000	84,000	84,000
200,000	40,000	80,000	112,000	112,000
300,000*	44,000	88,000	123,200	123,200

*	The current 2005 compensation limit that can be used for qualified defined benefit plans is $210,000. For 2006 a$220,000 benefit limit is incorporated in the information provided in the chart numbers shown above.

Estimated Credited Years of Service		Projected Benefit Service at
for Named Executive Officers	Current Benefit Service	normal retirement age
Francis I duPont, III	11 Years	16 Years
Glen W. Fausset	20 Years	28 Years
Thomas P. Moseley	3 Years	23 Years
     Director Compensation
Each member of the Board of Directors of the Company (who are not employees of the Bank) received $17,336 in cash compensation for his or her service on the Company and Bank Boards. In addition, the directors as a whole received $37,755 in committee fees in 2005.
     Compensation Committee Report
The Compensation and Benefits Committee is comprised of Ms. Beall, Ms. Carlson and Messr. Zamikoff and Zoller and operates pursuant to a charter approved by the Board. The principal function of this committee is to review the compensation and benefits package of the Bank to ensure the hiring and retention of qualified officers and employees for the Bank. The committee also reviews the performance of the Executive Officers of the Bank annually and makes salary recommendations to the Board. The report of this committee is as follows:
      General: The Company has no paid employees. The officers of the Company are compensated for their services as officers of the Bank through the salaries established by the Board of the Bank. The Bank has a Director’s Compensation and Benefits Committee that reports directly to the Board of Directors of the Bank and in its capacity makes recommendations to the Board for the compensation of the Chief Executive Officer (CEO), President and starting in May of 2004, the Executive Vice President. The committee also makes recommendations to the Board on employee compensation programs such as the company’s 401-k program and incentive stock option plan as well as the employee compensation plans.
      The current compensation program for the CEO, President and Executive Vice President includes base salary, annual performance incentives, and long-term incentive opportunity in the form of stock options. Base salaries are comparable with those of similar asset-sized banking companies. The Committee believes that this compensation package allows the Company to attract and retain high quality personnel, while at the same time maximizing Company performance. Long-term incentive is based on stock performance through stock options. The Committee’s position is that stock ownership by management is beneficial in aligning management and stockholder’s interests to enhance stockholder value.
      Base Salary: In setting the 2005 base salaries for the CEO and the President, the Committee reviewed the overall financial performance of the Bank during 2004. It considered in particular, return on equity, net income, earnings per share, asset quality and growth in assets in the context of the Bank’s long term strategic plan. All these were compared to 2003 as well as to the performance of comparable community banks. The Committee also took into consideration the CEO’s and the President’s individual performances and direct contribution to the performance of the Bank during 2003 in addition to market levels of compensation for their positions. During 2004, the Bank made significant progress in achieving its goals for all of the measures of performance reviewed by the Committee. The Committee determined that the CEO’s, the President’s, and the EVP’s salaries should be increased to $193,000, $150,000, and $127,500 for 2005.
      Annual Bonus: The CEO, the President, and the EVP of the Company are eligible to receive annual cash bonuses through the Bank’s Incentive Bonus Program. The Bonus Program provides for the payment of cash incentive awards to them at the discretion of the Board of Directors, based on recommendations from the Compensation Committee. In 2005, the CEO, President, and Executive Vice President were approved for a $96,000, $72,000 and $56,000 bonus respectively.

     Long-term Incentives: Directors, officers and employees of the Company and its subsidiaries are eligible to participate in the Company’s Incentive Stock Option Plan. The Stock Option Plan is designed to assist the Company in securing and retaining quality employees by allowing them to participate in the ownership and financial success of the Company. The granting of options gives those employees receiving the grants significant additional incentives to work for the long-term success of the Company. The Board of Directors determines the number of option grants made to specific individuals by evaluating their relative degree of influence over the results of the operations of the Company. The Board follows written procedures on determining the individuals who will be awarded option grants and the timing, vesting and amounts of such grants.
     Compensation and Benefits Committee: Beverly Beall, Rosemary Carlson, Irv Zamikoff and Dan Zoller
     Compensation Committee Interlocks and Insider Participation: In 2004, the Committee that reviewed compensation for the CEO, the President, and the EVP for 2005 was comprised of Ms. Beall, Ms. Carlson, Mr. Zoller and Mr. Zamikoff. Mr. Zoller chaired the committee. The Compensation Committee members have no other relationships other than their roles of Director’s of the Company.
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
     Stock Performance
     The graph shown below presents a comparison of the cumulative total shareholder return on the Company’s common stock with the cumulative total return of the NASDAQ Bank Index since December 31, 2000. The Company’s stock is traded on the NASDAQ exchange.
     The following graph assumes that $100 was invested on December 31, 2000 in the Company’s common stock, the NASDAQ Bank Index and the S&P 500 and also assumes the reinvestment of all dividends for each of the years indicated

	Annual Value of $100 Invested at December 31, 2000
	2000	2001	2002	2003	2004	2005
First National Bancshares	$100.00	$ 98.98	$146.78	$179.89	$316.03	$400.51
Nasdaq Bank Index	$100.00	$110.39	$115.35	$149.89	$166.38	$159.15
S & P 500 Index	$100.00	$ 86.96	$ 66.63	$ 84.22	$ 91.80	$ 94.53

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The table below shows stock ownership of all persons whom to the best of the Company’s knowledge own more than 5% of the Company’s Common Stock as of March 14, 2005. A statement of ownership of management and all directors is provided under Item 10.

Name	Amount	Percent of Class
And	Beneficially	Beneficially
Position	Owned	Owned
Francis I. duPont, III (Chairman of the Board and CEO of the Company)	180,153	5.29%
7826 Seville Circle Bradenton, Florida 34209

Wavelet Weigel[1] (no relationship with the Company)	199,122	5.85%
9919 Spoonbill Road Bradenton, Florida 34209

1	Mrs. Weigel is the mother of Raymond A. Weigel, III who serves on the Board of Directors.
On July 27, 2005, the Board of Directors of First National Bancshares, Inc. entered into an agreement to merge with Whitney Holding Corporation (Nasdaq: WTNY). A definitive agreement describing the transaction in detail was filed with the Commission on July 28, 2005 and has also been mailed to shareholders. The Board has called a shareholder meeting in early April to vote upon the proposal. Assuming shareholder and regulatory approval for the transaction, we expect the proposed transaction to close in mid to late April. For more information on the proposed transaction, please see the proxy materials referenced above.
Item 13. Certain Relationships and Related Transactions
From January 1, 2004 to the date of this statement, all loans to directors or executive officers of the Company, including members of their immediate family, were (a) made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and (c) did not involve more than the normal risk of collectability or present other unfavorable features.
In addition, Ray Weigel, III, who is currently a member of the Board of Directors, is the son of Wavelet Weigel, who is a shareholder owning more than 5% of the Company.
In addition, Robert G. Blalock, a director of the Company, is an attorney with the law firm of Blalock, Walters, Held & Johnson P. A., which does the majority of the Bank’s legal work relating to litigation on defaulted loans, real estate acquisitions, and general legal consulting. The Company has reviewed the fees and believes they are competitive within the market place. Fees paid by the Bank were less than 5% of the law firm’s revenues.
Item 14. Principal Accountant Fees and Services
Independent Auditors for the Year Ending December 31, 2005. The Company’s independent auditor for the fiscal year ended December 31, 2005 was Christopher, Smith, Leonard, Bristow, and Stanell, P.A. (“Christopher Leonard”). Christopher Leonard was engaged as auditor for the Bank in 1994 and has been re-engaged each subsequent year.
Audit Fees: The aggregate fees billed or estimated to be billed for professional services rendered by Christopher Leonard for the years ended December 31, 2005 and 2004 were as follows:

	Year ended	Year ended
	December 31, 2005	December 31, 2004
Audit Fees	$ 68,200	$52,000
Audit-Related Fees	21,100	13,000
Tax Fees	13,480	7,385
All Other Fees	9,120	9,515

Total Fees	$111,900	$81,900
“Audit Fees” include the fees paid to Christopher Leonard for the audit of the Company’s annual financial statements, and Christopher Leonard’s review of financial statements included in the Company’s Forms 10-Q and Form 10-K. “Tax Fees” include the fees paid for the preparation of the Company’s tax returns, as well as tax planning and compliance services. “All Other Fees” for 2005 were related to advising the Company in connection with issues related to the proposed merger with Whitney Holding Corporation.
Audit Committee Pre-Approval Policy. The Audit Committee pre-approves all fees related to the audit and to tax services. Any additional fees for services that were not pre-approved are approved by the Audit Committee before payment. In 2005, there were no such fees not pre-approved.
Auditor Independence. The Audit Committee of the Board believes that the non-audit services provided by Christopher Leonard are compatible with maintaining the auditor’s independence. None of the time devoted by Christopher Leonard on its engagement to audit the Company’s financial statements for the year ended December 31, 2005 is attributable to work performed by persons other that full-time permanent employees of Christopher Leonard.

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
During the last quarter of the fiscal year ended December 31, 2005, the Company filed one Form 8-K as follows:
October 19, 2005 — Releasing the financial results for the Company for the Quarter ended September 30, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

March 16, 2006	By:	/s/ Glen W. Fausset

(Date)	Glen W. Fausset, President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Francis I. duPont, III	Chairman of the Board and Chief Executive Officer

Francis I. duPont, III		March 16, 2006

/s/ Glen W. Fausset	President, Chief Financial Officer and Director
March 16, 2006
Glen W. Fausset

/s/ Robert C. Matejcek
	Secretary — Treasurer	March 16, 2006
Robert C. Matejcek

/s/ Beverly Beall Beverly Beall	Director	March 16, 2006

/s/ Robert G. Blalock Robert G. Blalock	Director	March 16, 2006

/s/ Allen J. Butler Allen J. Butler	Director	March 16, 2006

Rosemary R. Carlson	Director

/s/ Sara Pappas Sara Pappas, Ph. D.	Director	March 16, 2006

/s/ Raymond A. Weigel, III Raymond A. Weigel, III	Director	March 16, 2006

/s/ Irv Zamikoff, D.D.S. Irv Zamikoff, D.D.S.	Director	March 16, 2006

/s/ Dan C. Zoller Dan C. Zoller	Director	March 16, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
2	Agreement and Plan of Merger, dated June 27, 2005, by and between Whitney and the Company, incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed on July 28, 2005

3.1[1]	Amended and Restated Articles of Incorporation of First National Bancshares, Inc.

3. 2[2]	Bylaws of First National Bancshares, Inc.

10[3]	Company’s Incentive Stock Option Plan

10.1[4]	Employment Agreement of F. I. duPont, III

10.2[5]	Employment Agreement of Glen W. Fausset

11[6]	Statement regarding computation of per share earnings.

21	Company Subsidiaries — 1st National Bank & Trust

31.1	302 Certifications

31.2

32.1	906 Certifications Pursuant to 18 U.S.C. § 1350

32.2

99	Audited Financial Statements

1.	Incorporated by reference to the exhibits included in the Company’s S-4 Registration Statement, as filed with the Securities and Exchange Commission on July 31, 1998 (Registration No. 333-60283).

2.	Incorporated by reference to the exhibits included in the Company’s Form 10-k, as filed with the Securities and Exchange Commission on March 22, 2004 (Registration No. 333-60283).

3.	Incorporated by reference to the summary of principal terms included in the Company’s Proxy Statement for the 2000 Meeting of Shareholders, as filed with the Securities and Exchange Commission on March 10, 2000.

4.	Incorporated by reference to the exhibits included in the Company’s Form 10-k-a, as filed with the Securities and Exchange Commission on March 30, 2005 (Registration No. 333-60283).

5.	Incorporated by reference to the exhibits included in the Company’s Form 10-k-a, as filed with the Securities and Exchange Commission on March 30, 2005 (Registration No. 333-60283).

6.	Incorporated by reference to the Income Statement on page F-3 of the Consolidated Financial Statements of First National Bancshares, Inc., as contained in this Annual Report on Form 10-K.